Form 10-Q
period 2021-06-30
WESTWATER RESOURCES, INC.
filed 2021-08-11
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	34,636,063 as of August 11, 2021

WESTWATER RESOURCES, INC.

7

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands of dollars, except share amounts)

(unaudited)

	June 30,	December 31,
	2021	2020
ASSETS

Current Assets:
Cash and cash equivalents	$119,138	$50,315
Equity securities	2,931	1,520
Prepaid and other current assets	495	754
Total Current Assets	122,564	52,589

Property, plant and equipment, at cost:
Property, plant and equipment	9,079	9,080
Less accumulated depreciation and depletion	(96)	(95)
Net property, plant and equipment	8,983	8,985
Operating lease right-of-use assets	291	353
Restricted cash	—	10
Other long-term assets	100	—
Total Assets	$131,938	$61,937

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,968	$1,734
Accrued liabilities	2,060	2,369
Operating lease liability - current	151	149
Total Current Liabilities	5,179	4,252

Operating lease liability, net of current	150	214
Total Liabilities	5,329	4,466

Commitments and Contingencies

Stockholders’ Equity:
Common stock, 100,000,000 shares authorized, $.001 par value;
Issued shares - 33,536,476 and 19,172,020 respectively
Outstanding shares - 33,536,315 and 19,171,859 respectively	33	19
Paid-in capital	461,717	383,723
Accumulated deficit	(334,883)	(326,013)
Less: Treasury stock (161 shares), at cost	(258)	(258)
Total Stockholders’ Equity	126,609	57,471

Total Liabilities and Stockholders’ Equity	$131,938	$61,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in thousands of dollars, except share and per share amounts)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Operating Expenses:
Product development expenses	$(2,109)	$(175)	$(3,932)	$(301)
Exploration expenses	(384)	(6)	(529)	(6)
General and administrative expenses	(2,198)	(1,226)	(4,282)	(2,588)
Arbitration costs	(13)	(28)	(1,545)	(697)
Depreciation and amortization	(1)	(2)	(2)	(4)
Total operating expenses	(4,705)	(1,437)	(10,290)	(3,596)

Non-Operating Income/(Expenses):
Unrealized investment gain	1,218	—	1,411	—
Other income (expense)	7	1	9	(2)
Total other income (expense)	1,225	1	1,420	(2)

Net Loss from continuing operations	(3,480)	(1,436)	(8,870)	(3,598)

Net Loss from discontinued operations	—	(1,031)	—	(2,156)

Net Loss	$(3,480)	$(2,467)	$(8,870)	$(5,754)

BASIC AND DILUTED LOSS PER SHARE
LOSS PER SHARE FROM CONTINUING OPERATIONS	$(0.11)	$(0.25)	$(0.29)	$(0.74)

LOSS PER SHARE FROM DISCONTINUED OPERATIONS	$—	$(0.18)	$—	$(0.44)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	32,431,919	5,786,117	30,525,520	4,895,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS AND SUPPLEMENTAL CASH FLOW INFORMATION

(expressed in thousands of dollars)

(unaudited)

	For the Six Months Ended June 30,
	2021	2020
Operating Activities:
Net loss	$(8,870)	$(5,754)
Reconciliation of net loss to cash used in operations:
Non-cash lease expense	—	2
Accretion of asset retirement obligations	—	138
Costs incurred for restoration and reclamation activities	—	(167)
Depreciation and amortization	2	30
Stock compensation expense	295	28
Unrealized (gain) on equity securities	(1,411)	—
Gain on disposal of fixed assets	—	(21)
Effect of changes in operating working capital items:
(Increase) in prepaids and other assets	(74)	(148)
(Decrease)/Increase in payables and accrued liabilities	925	(173)
Net Cash Used In Operating Activities	(9,133)	(6,065)

Cash Flows From Investing Activities
Proceeds from PPP loan escrow	333	—
Building deposit	(100)	—
Capital expenditures	—	(87)
Net Cash Provided By Investing Activities	233	(87)

Cash Flows From Financing Activities:
Proceeds from note payable	—	331
Issuance of common stock, net	77,863	6,291
Payment of minimum withholding taxes on net share settlements of equity awards	(150)	—
Net Cash Provided By Financing Activities	77,713	6,622

Net increase in cash, cash equivalents and restricted cash	68,813	470
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	50,325	5,667
Cash, Cash Equivalents and Restricted Cash, End of Period	$119,138	$6,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(expressed in thousands of dollars, except share amounts)

(unaudited)

	Common Stock		Paid-In	Accumulated	Treasury
Six months ended June 30, 2021	Shares	Amount	Capital	Deficit	Stock	Total
Balances, January 1, 2021	19,172,020	$19	$383,723	$(326,013)	$(258)	$57,471
Net loss	—	—	—	(8,870)	—	(8,870)
Common stock issued, net of issuance costs	14,307,270	14	77,849	—	—	77,863
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	57,186	—	295	—	—	295
Minimum withholding taxes on net share settlements of equity awards	—	—	(150)	—	—	(150)
Balances, June 30, 2021	33,536,476	$33	$461,717	$(334,883)	$(258)	$126,609

Three months ended June 30, 2021
Balances, March 31, 2021	32,336,476	$32	$455,854	$(331,403)	$(258)	$124,225
Net loss	—	—	—	(3,480)	—	(3,480)
Common stock issued, net of issuance costs	1,200,000	1	5,659	—	—	5,660
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	—	—	204	—	—	204
Balances, June 30, 2021	33,536,476	$33	$461,717	$(334,883)	$(258)	$126,609

	Common Stock		Paid-In	Accumulated	Treasury
Six months ended June 30, 2020	Shares	Amount	Capital	Deficit	Stock	Total
Balances, January 1, 2020	3,339,541	$3	$319,758	(302,439)	$(258)	$17,064
Net loss	—	—	—	(5,754)	—	(5,754)
Common stock issued, net of issuance costs	3,324,924	4	6,287	—	—	6,291
Stock compensation expense and related share issuances, net of shares withheld for the payment of taxes	511	—	28	—	—	28
Balances, June 30, 2020	6,664,976	$7	$326,073	$(308,193)	$(258)	$17,629

Three months ended June 30, 2020
Balances, March 31, 2020	4,762,794	$5	$322,227	$(305,726)	$(258)	$16,248
Net loss				(2,467)	—	(2,467)
Common stock issued, net of issuance costs	1,902,182	2	3,818	—	—	3,820
Stock compensation expense and related share issuances, net of shares withheld for the payment of taxes	—	—	28	—	—	28
Balances, June 30, 2020	6,664,976	$7	$326,073	$(308,193)	$(258)	$17,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Westwater Resources, Inc. (the “Company,” “we,” “us,” “WWR” or “Westwater”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in Westwater Resources, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2021.

Significant Accounting Policies

Our significant accounting policies are detailed in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2020.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, “Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740)” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 became effective for interim and annual periods beginning after December 15, 2020. The adoption of ASU 2019-12 did not result in a material impact to our condensed consolidated financial statements.

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

The Company is currently evaluating ASU 2016-13 and ASU 2018-19 for the potential impact of adopting this guidance on its financial reporting.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the statement of cash flows.

	As of June 30,
(thousands of dollars)	2021	2020
Cash and cash equivalents	$119,138	$2,330
Restricted cash - pledged deposits for performance bonds	—	3,807
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$119,138	$6,137

The Company’s restricted cash on June 30, 2020, consisted of funds held in money market accounts and used as collateral for performance obligation bonds related to the future restoration and reclamation of the Company’s South Texas uranium properties. The performance obligation bonds were required for future restoration and reclamation obligations for the Company’s South Texas uranium properties. With the divestiture of the Company’s uranium subsidiaries, all performance obligations and related restricted cash was transferred to enCore Energy Corp. (“enCore”) as of December 31, 2020. The funds were not available for the payment of general corporate expenses and were excluded from cash and cash equivalents as of June 30, 2020.

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

In 2016, the Company began to expand its business plan into acquisition and development of energy-related materials. First, in 2016 the Company obtained lithium mineral leases in Nevada and Utah as an exploration opportunity.  Then, in 2018 the Company acquired Alabama Graphite Corp. and its Coosa Graphite Project in Alabama for the purpose of developing a commercial sized graphite mineral deposit and processing the flake graphite into advanced graphite products for use in batteries. In the third quarter of 2020, the Company executed the strategic decision to focus its resources on the graphite business in Alabama, discontinuing its investment in its lithium mineral properties and selling its uranium business, located in Texas and New Mexico, to enCore. As discussed in Note 3, the sale to enCore closed on December 31, 2020, and included the elimination of a $9.3 million bonding liability, the elimination of $5.2 million in asset retirement obligations, and the elimination of more than $4.0 million in annual expenditures related to reclamation and compliance costs. The Company received approximately $1.8 million of enCore common stock and retained royalty interests on the New Mexico uranium properties as consideration for the sale. The Company also retained its uranium interests in Turkey, which are subject to ongoing international arbitration proceedings, in which the Company is seeking damages.

During the first six months of 2021, the Company focused on graphite process development activities including operation of a pilot program for processing flake graphite into battery-grade graphite products and the initiation of a Definitive Feasibility Study (“DFS”) on the Coosa Graphite Project. The data generated and experience gained from operating the pilot program are being used to inform the DFS and will also inform the requirements and specifications for building a commercial graphite processing facility.

On June 30, 2021, the Company’s cash balance was approximately $119.1 million. During the six months ended June 30, 2021, the Company sold 9.3 million shares of common stock for net proceeds of $47.3 million pursuant to its Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”) and 5.0 million shares of common stock for net proceeds of $30.6 million pursuant to the December 2020 Purchase Agreement (“PA”) (as defined below) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) (see Note 7). As of June 30, 2021, the Company has no shares of

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

common stock registered for sale under the ATM Offering Agreement and has 10,800,000 of common stock available for future sales pursuant to the Lincoln Park December 2020 PA.

Management believes the Company’s current cash balance is sufficient to fund its planned non-discretionary expenditures through 2022. The Company is evaluating the continued use of the Cantor and Lincoln Park financing facilities to support construction of the commercial graphite processing facility. While the Company has been successful in the past in raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company. Stock price volatility and uncertain economic conditions caused by the COVID-19 pandemic and the recent emergence of variant strains of the virus could significantly impact the Company’s ability to raise funds through equity financing. Market conditions, including but not limited to, inflation, labor shortages and supply change disruptions could adversely impact the planned cost of the Company’s commercial graphite processing facility.  Along with evaluating the continued use of the Cantor and Lincoln Park financing facilities, the Company may consider project financing to fund the construction of the commercial graphite processing facility.   In the event funds are not available for project financing to complete construction of the commercial graphite processing facility in 2022, the Company expects to be able to fund its non-discretionary expenditures, however, the Company may be required to change its planned business development strategies.

3. ACQUISITIONS AND DISPOSALS

Sale of Uranium Business to enCore Energy

On December 31, 2020, Westwater, and its wholly owned subsidiary URI Neutron Holdings II, Inc. (“Neutron Holdings”), entered into a securities purchase agreement with enCore (the “Purchase Agreement”) to sell their subsidiaries engaged in the uranium business in Texas and New Mexico (the “Uranium Subsidiaries”) to enCore. The transaction closed December 31, 2020.

At the closing of the transaction, enCore delivered $0.7 million in cash and issued $1.8 million worth of its common shares to Westwater, and Westwater and Neutron Holdings transferred all of the equity interests in the Uranium Subsidiaries to enCore along with a database relating to the Grants Mineral Belt located in New Mexico. In addition, enCore delivered to Westwater a 2% net smelter return royalty (“NSR Royalty”) on production from the uranium properties held by Uranco, Inc. in New Mexico, and a 2.5% net profits interest (“NPI”) in the profits from operations of Neutron Energy, Inc.’s Juan Tafoya and Cebolleta Projects. Pursuant to the terms of the Purchase Agreement, enCore has also agreed to replace the indemnification obligations of Westwater for certain reclamation surety bonds held in the name of URI, Inc., and Westwater transferred to enCore all rights to $3.8 million in cash collateral held to secure such indemnity obligations.

Also, at closing, in accordance with the terms of the Side Letter executed by the parties to the Purchase Agreement, Westwater delivered $0.3 million in cash to enCore, which amount was to be delivered in escrow upon the request of the lender, Celtic Bank, under the loan made to URI, Inc. in May 2020 pursuant to the Small Business Administration (“SBA”) Paycheck Protection Program (the “PPP Loan”). The escrowed amount was to be released to Westwater upon, and subject to, forgiveness of the PPP Loan under the terms of the CARES Act. The PPP Loan forgiveness application was filed on January 25, 2021, and Westwater received a notification from the SBA on March 31, 2021 that 100% of the loan had been forgiven. As a result, on March 31, 2021, the escrowed funds were returned to Westwater.

The divestiture of the uranium business was accounted for as an asset disposal and the non-cash consideration received from enCore was recorded at fair value. In accordance with the terms of the Purchase Agreement, non-cash consideration included the receipt of shares of enCore common stock valued in the amount of $1.8 million. The number of shares issued at closing was 2,571,598. The number of shares was determined by a pricing formula based on the volume

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

weighted average price (“VWAP”) of enCore’s common shares for the ten trading days ending on and including December 30, 2020. The VWAP formula resulted in a price of $0.698 per share of enCore common stock.

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

The Company believes that the fair value of its assets and liabilities approximates their reported carrying amounts. The following table presents information about assets that were recorded at fair value on a recurring and non-recurring basis as of June 30, 2021, and December 31, 2020, and indicates the fair value hierarchy.

	June 30, 2021
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current Assets
Equity securities	$2,931	$—	$—	$2,931
Total current assets recorded at fair value	$2,931	$—	$—	$2,931

	December 31, 2020
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current Assets
Equity securities	$—	$—	$1,520	$1,520
Total current assets recorded at fair value	$—	$—	$1,520	$1,520
Non-current Assets
Restricted cash	$10	$—	—	$10
Total non-current assets recorded at fair value	$10	$—	$—	$10

Assets that are measured on a recurring basis include the Company’s marketable securities and restricted cash. Equity securities on the balance sheet at December 31, 2020, and June 30, 2021, consist solely of shares of common stock received as partial consideration for the sale of uranium assets to enCore (see Note 3). Further, the sale of the enCore shares was restricted and resulted in the Company applying a discount for the lack of marketability prior to May 1, 2021.   As of June 30, 2021, the restrictions on the sale of enCore stock have expired and the shares are currently available for

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

sale. The fair value of the securities now reflects the unadjusted market price of enCore shares as of June 30, 2021. With the lifting of restrictions and no anticipated lack of marketability, the measurement in equity securities is now considered a Level 1 input. The Company recognized a $1.4 million increase in the fair value of the equity securities in net income for the six-month period ended June 30, 2021.

5. PROPERTY, PLANT AND EQUIPMENT

	Net Book Value of Property, Plant and Equipment at June 30, 2021
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

Impairment of Property, Plant and Equipment

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. For the six months ended June 30, 2021, no events or changes in circumstance are believed to have impacted recoverability of the Company’s long-lived assets. Accordingly, it was determined that no interim impairment was necessary.

6. DISCONTINUED OPERATIONS

In the third quarter of 2020, the Company executed the strategic decision to focus its resources on its graphite business, as further discussed above, and discontinue its investment in its lithium business. On December 31, 2020, the Company entered into a Purchase Agreement pursuant to which it agreed to sell its subsidiaries engaged in the Uranium Subsidiaries to enCore. The transaction closed on December 31, 2020. The Company’s lithium business included mineral leases and water rights in Nevada and Utah. The Company elected not to renew the annual lease rentals on the mineral properties, which also voids the water rights.

In accordance with ASC 205-20 – “Discontinued Operations,” the enCore transaction represented a major strategic shift for Westwater and resulted in the reclassification of the Company’s uranium activities as discontinued operations and disclosure of the associated profit/loss of the Company’s uranium business as a separate line-item on the Company’s Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2021.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The results of the Company’s uranium and lithium business segments included in discontinued operations for the three and six months ended June 30, 2020, were as follows:

	For the Three Months Ended	For the Six Months Ended
(thousands of dollars)	June 30, 2020	June 30, 2020
Mineral property expenses	$(570)	$(1,172)
General and administrative expenses	(433)	(850)
Accretion of asset retirement obligations	(32)	(138)
Depreciation and amortization	(15)	(26)
Other income (expense)	19	30
Net Loss from Discontinued Operations	$(1,031)	$(2,156)

Our cash flow information for the six months ended June 30, 2020, included the following activities related to discontinued operations:

For the Six Months Ended
(thousands of dollars)	June 20, 2020
Depreciation and amortization	$26
Capital Expenditures	(87)
Accretion of asset retirement obligations	138

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

The December 2020 PA specifically provides that the Company may not issue or sell any shares of its common stock under the agreement if such issuance or sale would breach any applicable rules of the NYSE American Stock Exchange (“NYSE American”). In particular, NYSE American General Rule 713(a) provides that the Company may not issue or sell more than 19.99% of the number of shares of the Company’s common stock that were outstanding immediately prior to the execution of the December 2020 PA unless (i) shareholder approval is obtained or (ii) the average price of all applicable sales of common stock to Lincoln Park under the December 2020 PA, equals or exceeds $6.15. The Company held its 2021 Annual Shareholders Meeting on May 21, 2021 and obtained shareholder approval for the issuance of more than 19.99% of the shares of the Company’s common stock outstanding.

Lincoln Park has no right to require the Company to sell any shares of common stock to Lincoln Park, but Lincoln Park is obligated to make purchases as the Company directs, subject to certain conditions. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the December 2020 PA if it would result in Lincoln Park beneficially owning more than 9.99% of its common stock at any one point in time.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During the three and six months ended June 30, 2021, pursuant to the December 2020 PA with Lincoln Park, the Company sold 1.2 million and 5.0 million shares of common stock respectively, for net proceeds of $5.7 million and $30.6 million, respectively. These shares were sold pursuant to a Form S-3 registration statement filed pursuant to Rule 424(b)(3) and declared effective by the Securities and Exchange Commission on December 4, 2020.

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

During the six months ended June 30, 2021, the Company sold 9.3 million shares of common stock for net proceeds of $47.3 million pursuant to the ATM Offering Agreement with Cantor. These shares were sold pursuant to a prospectus supplement filed on December 4, 2020, pursuant to Rule 424(b)(5) as a takedown off the Company’s shelf registration statement which had been declared effective by the Securities and Exchange Commission on December 1, 2020. The Company did not sell any shares of common stock pursuant to the ATM Offering Agreement for the three months ended June 30, 2021.  As of June 30, 2021, the Company has no shares of common stock registered for sale under the ATM Offering Agreement.

Warrants

The following table summarizes warrants outstanding and changes for the six-month periods ending June 30, 2021, and 2020:

	June 30, 2021	June 30, 2020

	Number of	Number of
	Warrants	Warrants
Warrants outstanding at beginning of period	—	197,622
Issued	—	—
Expired	—	(11,440)
Warrants outstanding at end of period	—	186,182

On October 6, 2020, a warrant holder of 182,515 warrants provided notice of exercise. The warrant holder elected the cashless exercise method to convert the warrants to shares of common stock. Based on the cashless exercise formula, the Company issued the warrant holder 118,799 shares of common stock.

8. STOCK-BASED COMPENSATION

Stock-based compensation awards consist of stock options, restricted stock units and bonus shares issued under the Company’s equity incentive plans which include: the 2013 Omnibus Incentive Plan (the “2013 Plan”) and the Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan (the “2004 Directors’ Plan”). Upon approval of the 2013 Plan by the Company’s stockholders on June 4, 2013, the Company’s authority to grant new awards under all plans other than the 2013 Plan was terminated. On July 18, 2017, April 18, 2019, April 28, 2020, and May 21, 2021, the Company’s stockholders approved amendments to the 2013 Plan to increase the authorized number of shares of common stock available and reserved for issuance under the 2013 Plan by 20,000 shares, 66,000, 350,000, and 1,500,000 shares, respectively, and in 2017 re-approved the material terms of the performance goals under the plan. Under the 2013 Plan, the Company may grant awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to eligible persons. Equity awards under the 2013 Plan are granted from time to time at the discretion of the Compensation Committee of the Board (the “Committee”), with vesting periods and other

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

terms as determined by the Committee with a maximum term of 10 years. The 2013 Plan is administered by the Committee, which can delegate the administration to the Board, other Committees or to such other officers and employees of the Company as designated by the Committee and permitted by the 2013 Plan.

As of June 30, 2021, 1,279,774 shares were available for future issuances under the 2013 Plan. For the three and six months ended June 30, 2021, the Company recorded stock-based compensation expense of $0.2 million and $0.3 million, respectively. Stock compensation expense is recorded in general and administrative expenses.

In addition to the plans above, upon closing of the Company’s acquisition of Alabama Graphite in April 2018, the Company issued 50,168 replacement options and warrants to the option and warrant holders of Alabama Graphite. The number of replacement options and warrants was determined using the arrangement exchange rate of 0.0016. The exercise prices for the option and warrant shares were first converted for the exchange rate of 0.0016 and then converted to USD using the exchange rate on December 13, 2017, of 0.77809 (CAD to USD). The options and warrant shares were issued with the same terms and conditions as were applicable prior to the acquisition of Alabama Graphite. As of June 30, 2021, all replacement options and warrants had expired.

Stock Options

The following tables summarize stock options outstanding and changes for the six-month periods ending June 30, 2021, and 2020:

	June 30, 2021		June 30, 2020
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Stock options outstanding at beginning of period	185,054	$7.99	37,786	$37.42
Granted	94,522	3.91	125,804	1.59
Expired	(2,000)	73.54	(1,693)	101.64
Stock options outstanding at end of period	277,576	$6.18	161,897	$8.91
Stock options exercisable at end of period	183,054	$7.35	36,093	$34.41

The following table summarizes stock options outstanding and exercisable by stock option plan at June 30, 2021:

	Outstanding Stock Options		Exercisable Stock Options
	Number of	Weighted	Number of	Weighted
	Outstanding	Average	Stock Options	Average
Stock Option Plan	Stock Options	Exercise Price	Exercisable	Exercise Price
2004 Plan	92	$1,638.00	92	$1,638.00
2004 Directors’ Plan	3	10,380.00	3	10,380.00
2013 Plan	277,481	5.67	182,959	6.29
	277,576	$6.18	183,054	$7.35

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

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following tables summarizes RSU activity for the six-month periods ended June 30, 2021, and 2020:

	June 30,		June 30,
	2021		2020
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	RSUs	Fair Value	RSUs	Fair Value
Unvested RSUs at beginning of period	236,403	$2.10	—	$—
Granted	184,290	4.13	211,497	2.03
Forfeited	—	—	—	—
Vested	(78,801)	2.10	—	—
Unvested RSUs at end of period	341,892	$3.08	211,497	$2.03

9. EARNINGS PER SHARE

Basic and diluted loss per common share have been calculated based on the weighted-average shares outstanding during the period. Additionally, potentially dilutive shares of 619,468 were excluded from the calculation of earnings per share because the effect on the basic income per share would be anti-dilutive for the six months ended June 30, 2021.

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

11. LEASES

The Company’s lease portfolio consists of operating leases for corporate offices, storage space and equipment. The leases have remaining lease terms of 1.3 years to 2.1 years, one of which includes an option to extend the corporate office lease for 3 years. Under our corporate office lease, we are required to reimburse the lessor each month for common use expenses such as maintenance and security services. Because these amounts are variable from year to year and not specifically set in the lease terms, they are not included in the measurement of the right-of-use asset and related lease liability, but rather expensed in the period incurred.

The Company is party to several leases that are for under one year in length. These include leases for land used in exploration and mining activities, office equipment, machinery, office space, storage and other. The Company has elected the short-term lease exemptions allowed under the new leasing standards, whereby leases with initial terms of one year or less are not capitalized and instead expensed on a straight-line basis over the lease term. In addition, the Company holds several leases related to mineral exploration and production to which it has not applied the new leasing standard. Leases to explore or use minerals and similar nonregenerative resources are specifically excluded by ASC 842-10.

The right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities were

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

recognized at the commencement date of the lease based on the present value of lease payments over the lease term using a discount rate of 9.5%. This rate is the Company’s estimated incremental borrowing rate at the lease commencement date.

The components of lease expense are as follows:

	For the Six Months Ended
	June 30,
(thousands of dollars)	2021	2020
Operating lease cost	$77	$81

Supplemental cash flow information related to the Company’s operating leases is as follows:

	For the Six Months Ended
	June 30,
(thousands of dollars)	2021	2020
Cash paid for amounts included in lease liabilities:
Operating cash flows from operating leases	$77	$79

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$291	$424

Supplemental balance sheet information related to the Company’s operating leases is as follows:

	June 30,	December 31,
(thousands of dollars, except lease term and discount rate)	2021	2020
Operating Leases
Operating lease right-of-use assets	$291	$353

Current portion of lease liabilities	$151	$149
Operating lease liabilities – long term portion	150	214
Total operating lease liabilities	$301	$363

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	For the Three Months Ended
	June 30,
	2021	2020
Weighted Average Remaining Lease Term (in years)	2.0	3.2

Discount Rate	9.5%	9.5%

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Maturities of lease liabilities for the Company’s operating leases are as follows:

Lease payments by year	June 30,
(In thousands)	2021
2021 (remainder of year)	$79
2022	158
2023	92
Total lease payments	329
Less imputed interest	(28)
Total	$301

As of June 30, 2021, the Company has $0.3 million in right-of-use assets and $0.3 million in related lease liabilities ($0.2 million of which is current). The most significant operating lease is for the Company’s corporate office in Centennial, Colorado, with $0.3 million remaining in undiscounted cash payments through the end of the lease term in 2023. The total undiscounted cash payments remaining on operating leases through the end of their respective terms is $0.3 million.

12. SUBSEQUENT EVENTS

On July 23, 2021, Alabama Graphite Products, LLC (“AGP”), a wholly-owned subsidiary of Westwater, entered into a land lease with the Lake Martin Area Industrial Development Authority, providing AGP access to approximately 70 acres to construct its commercial graphite processing facility in Coosa County, Alabama.  The lease has a term of 10-years, a nominal lease payment, and transfer of title to AGP at the end of the lease term.  Further, the lease provides AGP the option to purchase the land for a nominal amount during the term of the lease.  As of the lease inception, the fair value of the land, utilizing fair value methods acceptable under US GAAP, is estimated at approximately $1.4 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Westwater for the three and six months ended June 30, 2021, has been prepared based on information available to us as of August 11, 2021. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Westwater for the period ended December 31, 2020, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

INTRODUCTION

Westwater Resources, Inc. is a 44-year-old public company trading on the NYSE American Stock Exchange (“NYSE American”) focused on battery graphite development under the symbol “WWR.” Originally incorporated in 1977 as Uranium Resources, Inc. to mine uranium in Texas, our company has pivoted to an energy materials developer. Westwater is focused on battery-grade graphite materials after its acquisition of Alabama Graphite Corp. (“Alabama Graphite”) and its Coosa Graphite Project (“Coosa Project”) in Alabama in April 2018. Westwater recently discovered vanadium concentrations at the Coosa Project and is executing an exploration plan to further investigate the size and extent of those concentrations and increase our knowledge of the deposit as a whole.

RECENT DEVELOPMENTS

Graphite Processing Pilot Programs

During the quarter ended June 30, 2021, the Company continued, and is nearing completion of, its pilot program at Dorfner Anzaplan’s facilities near Amberg, Germany, as well as at facilities in Frankfurt, Germany, Chicago, Illinois and Buffalo, New York. The combined effort at these facilities produced approximately 13 metric tonnes of Westwater’s three battery-grade graphite products: ULTRA-PMG™, ULTRA-CSPG™ and ULTRA-DEXDG™, which were previously produced at a bench scale.

As of June 30, 2021, Westwater had produced:

●	10.8 metric tonnes of ULTRA-PMG™ in six sizes (6, 8, 10, 15, 30 and 44 microns): Production is now complete, and samples will be packaged and shipped to a laboratory for testing.
●	2.0 metric tonnes of the precursor (Spherical Purified Graphite) for ULTRA-CSPG™ in three sizes (10, 18 and 24 microns): Production of this product is now complete and has been sent to a laboratory for pitch coating to make ULTRA-CSPG™, and test its electrical performance.
●	0.4 metric tonnes of ULTRA-DEXDG™: Production is now complete and samples were packaged and shipped to a laboratory for testing.

Westwater undertook its pilot program operations to inform and enhance design work for its commercial production facility and to produce products for testing by potential customers. The information from those operations is being incorporated into the DFS.

Graphite Processing Site Selection

On June 22, 2021, AGP entered into incentive agreements with the State of Alabama and local municipalities for the siting of the Company’s proposed graphite processing plant in Coosa County, Alabama. The incentive agreements provide certain tax credits and incentives under the Alabama Jobs Act in connection with the construction of the processing facility. The estimated tax credits and incentives pursuant to the incentive agreements are estimated by the State of Alabama at approximately $36 million. However, our ability to realize the tax credits and incentives is dependent upon actual capital invested, creating and maintaining jobs in Alabama, and the generation of future taxable income in Alabama.

On July 23, 2021, AGP entered into a land lease with the Lake Martin Area Industrial Development Authority, providing AGP rights to approximately 70 acres to construct and operate its commercial graphite processing facility in Coosa County, Alabama.  The lease has a term of 10-years, a nominal lease payment, and transfer of title to AGP at the end of the lease term.  Further, the lease provides AGP the option to purchase the land for a nominal amount during the term of the lease.  At lease inception, the Company estimated the fair value of the land to be approximately $1.4 million.

Additions to the Executive Team

After a comprehensive search process that yielded many highly qualified candidates, Westwater hired Chad M. Potter as Westwater’s Chief Operating Officer on August 2, 2021. Mr. Potter is a proven operations leader, whose unique skills and experience will be instrumental in leading Westwater and its subsidiaries through the construction, development, and future operation the Coosa Graphite Project. The addition of Mr. Potter will help position Westwater’s American-made battery graphite operations as best in class with a focus on safety, quality, integrity, and the protection of our environment.

In the second quarter, after completing a comprehensive search process, Westwater hired Steven M. Cates as Westwater’s Chief Accounting Officer and Controller on May 10, 2021. Mr. Cates is a proven financial manager whose skills and experience will be instrumental in this stage of anticipated growth and value creation at Westwater.

Definitive Feasibility Study on the Coosa Graphite Project

On February 4, 2021, Westwater entered into a Master Services Agreement (the “Master Services Agreement”) with Samuel Engineering, Inc. (“Samuel”) for various engineering support and consulting services in connection with the Company’s Coosa Project DFS.

Under the terms of the Master Services Agreement and as a part of the DFS, Samuel is, among other things, conducting studies that address the Coosa Project’s location, raw materials, product quality, infrastructure and other preliminary assessments, which will provide cost estimates for the Coosa Project, identifying long-lead items and providing detailed specifications for these items to be ordered, as well as preparing designs and drawings for the detailed engineering phase prior to construction.

The DFS is expected to be completed by the end of the third quarter of 2021. Westwater plans to utilize the DFS as a basis for Board approval of the project, engaging one or more engineering, procurement, construction and management (“EPCM”) companies to complete the design and start the construction of the commercial plant.  Construction is anticipated to begin around the end of 2021. Completion of construction of Phase I of the plant is planned for the end of 2022, with operations anticipated in 2023.

Vanadium Target Identification

In late November 2018, Westwater announced the discovery of a concentration of vanadium mineralization at several locations in the graphitic schists at the Coosa Project. Westwater subsequently commenced the first of a four-phase exploration program designed to determine the extent, character and quality of the vanadium mineralization at the Coosa Project. As announced by the Company on February 19, 2019, the first phase demonstrated widespread positive values for vanadium that extended beyond the graphite deposit, as defined in the 2015 Preliminary Economic Assessment for the site.

The second phase of the vanadium exploration project began in April 2021 and is expected to continue throughout the remainder of the year. Scope for this effort includes drilling various targets to expand the Company’s knowledge of the geology, examining the core and/or cuttings for mineral constituents, and adding to the existing geologic model. In addition, vanadium mineralization is expected to be evaluated using extractive metallurgy techniques to ascertain any economic potential.

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

The President’s declaration asked the Secretary of Energy, as part of larger study involving several branches of the U.S. government, to submit a report identifying risks to the supply chain for high-capacity batteries including those that power electric vehicles. On June 8, 2021, the White House released a response to the findings of this study in support of securing an end-to-end domestic supply chain for advanced batteries, including investment in domestic production and processing of critical minerals.  Key recommendations in the June 8th release include, among other things, providing funding and financial incentives to encourage consumer adoption of electric vehicles, providing financing to support advanced batter production, and investing in the development of next generation batteries. The new order, and the key recommendations in the June 8th White House release, build upon the prior Administration’s Executive Order issued on September 30, 2020, related to critical minerals, and could be important to Westwater’s plans to develop its battery graphite business in the United States.

The U.S. is 100% dependent on imports for battery-grade graphite, which is currently the primary anode material in the Lithium-Ion batteries that power smartphones, laptops, electric vehicles, and store power generated from intermittent renewable energy sources. Westwater intends to develop the Coosa Project to supply natural flake graphite for beneficiation into battery-grade graphite for all types of batteries.

Further details on the Executive Order on America’s Supply Chains can be found at https://www.whitehouse.gov/briefing-room/presidential-actions/2021/02/24/executive-order-on-americas-supply-chains/.

Further details on the June 8, 2021 White House press release can be found at https://www.whitehouse.gov/briefing-room/statements-releases/2021/06/08/fact-sheet-biden-harris-administration-announces-supply-chain-disruptions-task-force-to-address-short-term-supply-chain-discontinuities/

Westwater will work to support the efforts by the relevant agencies in the U.S. government and will ensure that they remain aware of the importance of battery-grade graphite, its importance to the nation’s security, and how the Coosa Project fits into the critical minerals-equation.

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

To the extent that the COVID 19 pandemic continues or worsens, including by reason of the emergence of variant strains of the virus, local governments or governmental agencies may impose additional restrictions. The result of COVID 19 and those restrictions could result in a number of adverse impacts to Westwater’s business, including but not limited to additional disruption to the economy, additional work restrictions, and supply chains being interrupted, slowed, or rendered inoperable. As a result, it may be challenging to obtain and process raw materials to support business needs, and individuals could become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Governments may also impose other laws, regulations or taxes which could adversely impact Westwater’s business, financial condition or results of operations. The potential effects of COVID 19 could also impact Westwater in a number of other ways including, but not limited to, laws and regulations affecting business, the availability of future borrowings, the cost of borrowings, and potential impairment of the carrying value of long-lived tangible assets.

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

Equity Financings

Capital Raises during the three and six months ended June 30, 2021

During the month of June 2021, the Company sold 1.2 million shares of common stock for net proceeds of $5.7 million pursuant to the December 2020 PA entered into with Lincoln Park. These shares were sold pursuant to a prospectus supplement filed on December 4, 2020, pursuant to Rule 424(b)(5) as a takedown off the Company’s shelf registration statement which had been declared effective by the Securities and Exchange Commission on December 1, 2020.

During the first six months of 2021, the Company has received net proceeds of $77.9 million from its equity facilities, resulting in a cash balance of approximately $119 million at June 30, 2021. The significant treasury balance has mitigated the Company’s capital risk through 2021 and 2022 as the Company’s budgeted pilot program for processing battery-grade graphite, the DFS and the remaining budgeted product development costs are now fully funded, and the Company will be able to make substantial initial investment in the commercial graphite processing facility in Coosa County, Alabama in the latter half of 2021.

Transfer of Common Stock Listing to the NYSE American Stock Exchange

On March 8, 2021, Westwater Resources, Inc., acting pursuant to authorization from its Board of Directors, determined to voluntarily withdraw the listing of the Company's common stock, par value $0.001 per share, from The Nasdaq Capital Market (“Nasdaq”) and transfer the listing to the NYSE American. The Company informed Nasdaq on March 8, 2021, of its intent to transfer the listing of its common stock to the NYSE American. The Company’s listing and trading of its common stock on Nasdaq ended at market close on March 18, 2021, and trading began on the NYSE American on March 19, 2021. The Company’s common stock continues to trade under the ticker symbol “WWR” on the NYSE American.

RESULTS OF OPERATIONS

Summary

Our consolidated net loss for the three months ended June 30, 2021, was $3.5 million, or $0.11 per share, as compared with a consolidated net loss of $2.5 million, or $0.43 per share for the same period in 2020. The $1.0 million increase in our consolidated net loss from the respective prior period in 2020 was due to an increase in product development, exploration, and general and administrative costs; offset partially by the elimination of costs from discontinued operations, and an unrealized gain related to the enCore common stock.

For the six months ended June 30, 2021, our consolidated net loss was $8.9 million, or $0.29 per share, as compared with a consolidated net loss of $5.8 million, or $1.18 per share for the same period in 2020. The $ 3.1 million increase in our consolidated net loss from the respective prior period in 2020 was primarily due to an increase in product development, arbitration, general and administrative, and exploration expenses; offset partially by the elimination of costs from discontinued operations, and an unrealized gain related to the enCore common stock.

Product development expenses

For the three and six month period ended June 30, 2021, $2.1 million and $3.9 million was spent on product development, respectively. Of that, approximately $0.7 million and $1.9 million was related to our graphite processing pilot program for the three and six months ended June 30, 2021, respectively.  The remaining product development costs for both the three and six month periods related to product testing, other lab work, shipping, required travel, and other auxiliary costs associated with the Coosa Project.

Arbitration Costs

During the first two quarters of 2021, Westwater incurred arbitration related legal and expert consulting costs of $1.5 million. This represents an increase of 114% or $0.8 million in costs associated with the Request for Arbitration against the Republic of Turkey compared to the six months ended June 30, 2020. For further reference, see discussion above in the Recent Developments section of this Part I, Item 2 and in Part II, Item 1 below.

General and Administrative Expenses

Significant expenditures for general and administrative expenses for the three and six months ended June 30, 2021, and 2020 were:

	For the Three months ended		For the Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	(thousands of dollars)
Stock compensation expense	$204	$28	$295	$28
Salaries and payroll burden	593	766	1,259	1,533
Legal, accounting, public company expenses	786	470	1,536	1,123
Insurance and bank fees	142	167	323	333
Consulting and professional services	181	74	385	104
Office expenses	114	110	207	201
Sales and marketing	158	41	237	99
Other expenses	20	3	40	17
Total general and administrative expenses	$2,198	$1,659	$4,282	$3,438

(Less) General and administrative expenses from discontinued operations	—	(433)	—	(850)

General and administrative expenses from continuing operations	$2,198	$1,226	$4,282	$2,588

General and administrative expenses for the three and six month periods ended June 30, 2021, increased by $0.5 million and $0.8 million from their respective periods in 2020, due primarily to higher costs related to the annual shareholder meeting, an increase in stock compensation in 2021, and higher costs related to the Company’s sales and marketing efforts.  These increases were offset partially by lower personnel costs due to the sale of our uranium business at December 31, 2020.

FINANCIAL POSITION

Operating Activities

Net cash used in operating activities was $9.1 million for the six months ended June 30, 2021, as compared with $6.1 million for the same period in 2020. The $3.0 million increase in cash used in operating activities was primarily due to increased graphite product development, exploration, general and administrative and arbitration costs in 2021 compared to 2020.

Investing Activities

Net cash provided by investing activities was $0.2 million for the six months ended June 30, 2021, as compared to net cash used of $0.1 million in investing activities for the same period in 2020. The change was a result of the receipt of $0.3 million held in escrow for the balance of the outstanding Paycheck Protection Program loan and accrued interest at December 31, 2020, when the loan was transferred to enCore with the sale of uranium subsidiaries (see Note 3). The loan was officially forgiven in full by the Small Business Administration on March 31, 2021, and the entire balance of the escrow fund was transferred to the Company’s operating account.

Financing Activities

Net cash provided by financing activities was $77.7 million for the six months ended June 30, 2021, due to sales of common stock through the Company’s ATM Offering Agreement with Cantor and the Company’s December 2020 PA with Lincoln Park. Net cash provided by financing activities for the same period in 2020 was $6.6 million. The $71.1 million increase was due to greater shelf registration capacity with which to offer registered shares under the Company’s financing agreement with Cantor and increased sales activity under the Company’s financing agreements with Lincoln Park during the first six months of 2021 compared to the same period in 2020.

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

In 2016, the Company began to expand its business plan into acquisition and development of energy-related materials. First, in 2016 the Company obtained lithium mineral leases in Nevada and Utah as an exploration opportunity.  Then, in 2018 the Company acquired Alabama Graphite Corp. and its Coosa Graphite Project in Alabama for the purpose of developing a commercial sized graphite mineral deposit and processing the flake graphite into advanced graphite products for use in batteries. In the third quarter of 2020, the Company executed the strategic decision to focus its resources on the graphite business in Alabama, discontinuing its investment in its lithium mineral properties and selling its uranium business, located in Texas and New Mexico, to enCore. As discussed in Note 3, the sale to enCore closed on December 31, 2020, and included the elimination of a $9.3 million bonding liability, the elimination of $5.2 million in asset retirement obligations, and the elimination of more than $4.0 million in annual expenditures related to reclamation and compliance costs. The Company received approximately $1.8 million of enCore common stock and retained royalty interests on the New Mexico uranium properties as consideration for the sale. The Company retained its uranium interests in Turkey, which are subject to ongoing international arbitration proceedings, in which the Company is seeking damages.

During the first six months of 2021, the Company focused on graphite process development activities including operation of a pilot program for processing flake graphite into battery-grade graphite products and the initiation of a

Definitive Feasibility Study (“DFS”) on the Coosa Graphite Project. The data generated and experience gained from operating the pilot program are being used to inform the DFS and will also inform the requirements and specifications for building a commercial graphite processing facility.

On June 30, 2021, the Company’s cash balance was approximately $119 million. During the six months ended June 30, 2021, the Company sold 9.3 million shares of common stock for net proceeds of $47.3 million pursuant to its Controlled Equity OfferingSM Sales Agreement with Cantor and 5.0 million shares of common stock for net proceeds of $30.6 million pursuant to the December 2020 PA with Lincoln Park (see Note 7). As of June 30, 2021, the Company has no shares of common stock registered for sale under the ATM Offering Agreement and has 10,800,000 of common stock available for future sales pursuant to the Lincoln Park December 2020 PA.

Management believes the Company’s current cash balance is sufficient to fund its planned non-discretionary expenditures through 2022. The Company is evaluating the continued use of the Cantor and Lincoln Park financing facilities to support construction of the commercial graphite processing facility. While the Company has been successful in the past in raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company. Stock price volatility and uncertain economic conditions caused by the COVID-19 pandemic, including the recent emergence of variant strains of the virus, could significantly impact the Company’s ability to raise funds through equity financing. Market conditions, including but not limited to, inflation and supply change disruptions could adversely impact the planned cost of the Company’s commercial graphite processing facility.  Along with evaluating the continued use of the Cantor and Lincoln Park financing facilities, the Company may consider project financing to fund the construction of the commercial graphite processing facility.  The alternative sources of project financing could include, but are not limited to, convertible debt or pursuing a partnership or joint venture.

In the event funds are not available for project financing to complete construction of the commercial graphite processing facility in 2022, the Company expects to be able to fund its non-discretionary expenditures, however, the Company may be required to change its planned business development strategies.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the adequacy of funding, liquidity, the timing or occurrence of any future drilling or production from the Company’s properties, the ability of the Company to acquire additional properties or partner with other companies, the construction of pilot plant facilities and construction of commercial production facilities, the realization of expected benefits from recent business combinations and the Company’s anticipated cash burn rate and capital requirements. Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

●	the spot price and long-term contract price of graphite (both flake graphite feedstock and purified graphite products) and vanadium, and the world-wide supply and demand of graphite and vanadium;
●	government regulation of the mining and processing industries in the United States;

●	risks associated with our operations and the operations of our partners, including the impact of COVID-19 and supply chain disruptions;
●	operating conditions at our mining and processing facilities in the United States;
●	unanticipated geological, processing, regulatory and legal or other problems we may encounter;
●	the results of our exploration activities, and the possibility that future exploration results may be materially less promising than initial exploration results;
●	any graphite or vanadium discoveries not being in high enough concentration to make it economic to extract the metals;
●	our ability to finance growth plans;
●	currently pending or new litigation or arbitration; and
●	our ability to maintain and timely receive mining and other permits from regulatory agencies.

In addition, other factors are described in our Annual Report on Form 10-K for the year ended December 31, 2020, and the other reports we file with the SEC. Most of these factors are beyond our ability to predict or control. Future events and actual results could differ materially from those set forth herein, contemplated by or underlying the forward-looking statements. Forward-looking statements speak only as of the date on which they are made. We disclaim any obligation to update any forward-looking statements made herein, except as required by law.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the six months ended June 30, 2021, that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the three months ended June 30, 2021, there were no material developments in the legal proceedings disclosed in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021.

ITEM 1A. RISK FACTORS.

There have been no material changes from those risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

10.1	Westwater Resources, Inc. 2013 Omnibus Incentive Plan, as amended (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 26, 2021).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS:	Inline XBRL Instance Document

101.SCH:	Inline XBRL Taxonomy Extension Schema Document

101.CAL:	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF:	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB:	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document

101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTWATER RESOURCES, INC.

Dated: August 11, 2021	By:	/s/ Christopher M. Jones
Christopher M. Jones
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 11, 2021	By:	/s/ Jeffrey L. Vigil
Jeffrey L. Vigil
Vice President - Finance and Chief Financial Officer (Principal Financial Officer)