Form 10-Q
period 2021-09-30
WESTWATER RESOURCES, INC.
filed 2021-11-10
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	35,273,263 as of November 10, 2021

WESTWATER RESOURCES, INC.

7

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands of dollars, except share amounts)

(unaudited)

	September 30,	December 31,
	2021	2020
ASSETS

Current Assets:
Cash and cash equivalents	$118,969	$50,315
Equity securities	3,438	1,520
Prepaid and other current assets	366	754
Total Current Assets	122,773	52,589

Property, plant and equipment, at cost:
Property, plant and equipment	10,577	9,080
Less accumulated depreciation and depletion	(97)	(95)
Net property, plant and equipment	10,480	8,985
Operating lease right-of-use assets	258	353
Restricted cash	—	10
Other long-term assets	245	—
Total Assets	$133,756	$61,937

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,002	$1,734
Accrued liabilities	2,792	2,369
Operating lease liability - current	151	149
Total Current Liabilities	5,945	4,252

Operating lease liability, net of current	117	214
Other long-term liabilities	1,352	—
Total Liabilities	7,414	4,466

Commitments and Contingencies (see note 10)

Stockholders’ Equity:
Common stock, 100,000,000 shares authorized, $.001 par value;
Issued shares - 34,636,224 and 19,172,020 respectively
Outstanding shares - 34,636,063 and 19,171,859 respectively	34	19
Paid-in capital	466,017	383,723
Accumulated deficit	(339,451)	(326,013)
Less: Treasury stock (161 shares), at cost	(258)	(258)
Total Stockholders’ Equity	126,342	57,471

Total Liabilities and Stockholders’ Equity	$133,756	$61,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in thousands of dollars, except share and per share amounts)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Operating Expenses:
Product development expenses	$(1,834)	$(1,641)	$(5,766)	$(1,942)
Exploration expenses	(348)	—	(877)	—
General and administrative expenses	(2,189)	(1,536)	(6,470)	(4,106)
Arbitration costs	(644)	(171)	(2,190)	(868)
Mineral property expenses	(94)	(12)	(94)	(18)
Depreciation and amortization	(1)	19	(3)	(5)
Total operating expenses	(5,110)	(3,341)	(15,400)	(6,939)

Non-Operating Income/(Expenses):
Unrealized investment gain	507	—	1,918	—
Other income (expense)	35	(21)	44	7
Total other income (expense)	542	(21)	1,962	7

Net Loss from continuing operations	(4,568)	(3,362)	(13,438)	(6,932)

Net Loss from discontinued operations	—	(6,389)	—	(8,573)

Net Loss	$(4,568)	$(9,751)	$(13,438)	$(15,505)

BASIC AND DILUTED LOSS PER SHARE
LOSS PER SHARE FROM CONTINUING OPERATIONS	$(0.13)	$(0.42)	$(0.42)	$(1.18)

LOSS PER SHARE FROM DISCONTINUED OPERATIONS	$—	$(0.81)	$—	$(1.45)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	34,331,778	7,904,522	31,808,215	5,905,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in thousands of dollars)

(unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Operating Activities:
Net loss	$(13,438)	$(15,505)
Reconciliation of net loss to cash used in operations:
Non-cash lease expense	(1)	2
Accretion of asset retirement obligations	—	170
Costs incurred for restoration and reclamation activities	—	(501)
Depreciation and amortization	3	41
Stock compensation expense	594	170
Unrealized (gain) on equity securities	(1,918)	—
Impairment of uranium properties	—	5,200
Effect of changes in operating working capital items:
Decrease/(Increase) in prepaids and other assets	55	(29)
Increase/(Decrease) in payables and accrued liabilities	1,665	318
Net Cash Used In Operating Activities	(13,040)	(10,134)

Cash Flows From Investing Activities:
Proceeds from PPP loan escrow	333	—
Building deposit	(245)	—
Capital expenditures	(119)	(107)
Net Cash Used In Investing Activities	(31)	(107)

Cash Flows From Financing Activities:
Proceeds from note payable	—	331
Issuance of common stock, net	81,865	13,530
Payment of minimum withholding taxes on net share settlements of equity awards	(150)	—
Net Cash Provided By Financing Activities	81,715	13,861

Net increase in Cash, Cash Equivalents and Restricted Cash	68,644	3,620
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	50,325	5,667
Cash, Cash Equivalents and Restricted Cash, End of Period	$118,969	$9,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(expressed in thousands of dollars, except share amounts)

(unaudited)

	Common Stock		Paid-In	Accumulated	Treasury
Nine months ended September 30, 2021	Shares	Amount	Capital	Deficit	Stock	Total
Balances, January 1, 2021	19,172,020	$19	$383,723	$(326,013)	$(258)	$57,471
Net loss	—	—	—	(13,438)	—	(13,438)
Common stock issued, net of issuance costs	15,407,018	15	81,850	—	—	81,865
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	57,186	—	594	—	—	594
Minimum withholding taxes on net share settlements of equity awards	—	—	(150)	—	—	(150)
Balances, September 30, 2021	34,636,224	$34	$466,017	$(339,451)	$(258)	$126,342

Three months ended September 30, 2021
Balances, June 30, 2021	33,536,476	$33	$461,717	$(334,883)	$(258)	$126,609
Net loss	—	—	—	(4,568)	—	(4,568)
Common stock issued, net of issuance costs	1,099,748	1	4,001	—	—	4,002
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	—	—	299	—	—	299
Balances, September 30, 2021	34,636,224	$34	$466,017	$(339,451)	$(258)	$126,342

	Common Stock		Paid-In	Accumulated	Treasury
Nine months ended September 30, 2020	Shares	Amount	Capital	Deficit	Stock	Total
Balances, January 1, 2020	3,339,541	$3	$319,758	(302,439)	$(258)	$17,064
Net loss	—	—	—	(15,505)	—	(15,505)
Common stock issued, net of issuance costs	7,093,960	7	13,523	—	—	13,530
Stock compensation expense and related share issuances, net of shares withheld for the payment of taxes	511	—	170	—	—	170
Balances, September 30, 2020	10,434,012	$10	$333,451	$(317,944)	$(258)	$15,259

Three months ended September 30, 2020
Balances, June 30, 2020	6,664,976	$7	$326,073	$(308,193)	$(258)	$17,629
Net loss				(9,751)	—	(9,751)
Common stock issued, net of issuance costs	3,769,036	3	7,236	—	—	7,239
Stock compensation expense and related share issuances, net of shares withheld for the payment of taxes	—	—	142	—	—	142
Balances, September 30, 2020	10,434,012	$10	$333,451	$(317,944)	$(258)	$15,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Westwater Resources, Inc. (the “Company,” “we,” “us,” “WWR” or “Westwater”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in Westwater Resources, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 (“Annual Report”). In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2021.

Significant Accounting Policies

Our significant accounting policies are detailed in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements within our Annual Report.

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

	As of September 30,
(thousands of dollars)	2021	2020
Cash and cash equivalents	$118,969	$5,480
Restricted cash - pledged deposits for performance bonds	—	3,807
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$118,969	$9,287

The Company’s restricted cash on September 30, 2020, consisted of funds held in money market accounts and used as collateral for performance obligation bonds related to the restoration and reclamation of the Company’s South Texas uranium properties. With the divestiture of the Company’s uranium subsidiaries, all performance obligations and related restricted cash was transferred to enCore Energy Corp. (“enCore”) as of December 31, 2020. The funds were not available for the payment of general corporate expenses and were excluded from cash and cash equivalents as of September 30, 2020.

2. LIQUIDITY

The Company last recorded revenues from operations in 2009. Since 2009, the Company has relied on equity financings, debt financings and asset sales to fund its operations. The Company expects to rely on debt and equity financings to fund its operations for the foreseeable future.

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

During the first nine months of 2021, the Company focused on graphite process development activities including the operation of a pilot program for processing flake graphite into battery-grade graphite products and a Definitive Feasibility Study (“DFS”) on Phase I of the Coosa Graphite Project. The data generated and experience gained from the pilot program was used to inform the Phase I DFS that was completed in October 2021 and will also inform the requirements and specifications for building a commercial graphite processing facility.

On September 30, 2021, the Company’s cash balance was approximately $119.0 million. During the nine months ended September 30, 2021, the Company sold 9.3 million shares of common stock for net proceeds of $47.3 million pursuant to its Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”) and 6.1 million shares of common stock for net proceeds of $34.6 million pursuant to the December 2020 Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) (see Note 7). As of September 30, 2021, the Company has $50.0 million available for future sales under the ATM Offering and has 9,700,252 of common stock available for future sales pursuant to the Lincoln Park December 2020 PA (as defined in Note 7).

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Subsequent to September 30, 2021, and through the date of this release, the Company has sold 637,200 common shares for net proceeds of $2.3 million pursuant to its financing facility with Cantor Fitzgerald & Co., and liquidated its holdings of enCore common stock for net cash proceeds of $3.6 million.

Management believes the Company’s current cash balance is sufficient to fund its planned non-discretionary expenditures through 2022. The Company anticipates the continued use of the Cantor and Lincoln Park financing facilities to support construction of the commercial graphite processing facility. While the Company has been successful in the past in raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company. Stock price volatility and uncertain economic conditions caused by the COVID-19 pandemic and the recent emergence of variant strains of the virus could significantly impact the Company’s ability to raise funds through equity financing. Market conditions, including but not limited to, inflation, labor shortages and supply chain disruptions could adversely impact the planned cost of the Company’s commercial graphite processing facility. Along with evaluating the continued use of the Cantor and Lincoln Park financing facilities, the Company may consider project financing to fund the construction of the commercial graphite processing facility.  In the event funds are not available for project financing to complete construction of the commercial graphite processing facility in 2023, the Company expects to be able to fund its non-discretionary expenditures, however, the Company may be required to change its planned business development strategies.

3. ACQUISITIONS AND DISPOSALS

Sale of Uranium Business to enCore Energy

On December 31, 2020, Westwater, and its wholly owned subsidiary URI Neutron Holdings II, Inc. (“Neutron Holdings”), entered into a securities purchase agreement with enCore (the “Purchase Agreement”) to sell their subsidiaries engaged in the uranium business in Texas and New Mexico (the “Uranium Subsidiaries”) to enCore. The transaction closed on December 31, 2020.

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

Also, at closing, in accordance with the terms of the Side Letter executed by the parties to the Purchase Agreement, Westwater delivered $0.3 million in cash to enCore, which amount was delivered in escrow upon the request of the lender, Celtic Bank, under the loan made to URI, Inc. in May 2020 pursuant to the Small Business Administration (“SBA”) Paycheck Protection Program (the “PPP Loan”). The escrowed amount was to be released to Westwater upon, and subject to, forgiveness of the PPP Loan under the terms of the CARES Act. The PPP Loan forgiveness application was filed on January 25, 2021, and Westwater received a notification from the SBA on March 31, 2021 that 100% of the loan had been forgiven. As a result, on March 31, 2021, the escrowed funds were returned to Westwater.

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

4. FAIR VALUE MEASUREMENTS

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

The Company believes that the fair value of its assets and liabilities approximates their reported carrying amounts. The following table presents information about assets that were recorded at fair value on a recurring and non-recurring basis as of September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy.

	September 30, 2021
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current Assets
Equity securities	$3,438	$—	$—	$3,438
Land grant	—	—	1,378	1,378
Total current assets recorded at fair value	$3,438	$—	$1,378	$4,816

	December 31, 2020
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current Assets
Equity securities	$—	$—	$1,520	$1,520
Total current assets recorded at fair value	$—	$—	$1,520	$1,520
Non-current Assets
Restricted cash	$10	$—	—	$10
Total non-current assets recorded at fair value	$10	$—	$—	$10

Recurring Fair Value Measurements

Assets that are measured on a recurring basis include the Company’s marketable securities and restricted cash. Equity securities on the balance sheet at December 31, 2020 and September 30, 2021 consist solely of shares of common

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

stock received as partial consideration for the sale of uranium assets to enCore (see Note 3). Further, the sale of the enCore shares was restricted and resulted in the Company applying a discount for the lack of marketability prior to May 1, 2021.   As the restrictions on the sale of enCore stock have expired and the shares are currently available for sale, the fair value of the securities now reflects the unadjusted market price of enCore shares as of September 30, 2021. With the lifting of restrictions and no anticipated lack of marketability, the measurement in equity securities is now considered Level 1 in the fair-value hierarchy. For the three and nine months ended September 30, 2021, the Company recognized unrealized gains of $0.5 million and $1.9 million, respectively, related to the increased fair value of the enCore shares.

Non-recurring Fair Value Measurements

As discussed in Note 5, on July 23, 2021, the Company received a land grant from local municipalities related to its planned graphite processing plant in Coosa County, Alabama. At inception, the Company estimated the fair value of the land to be approximately $1.4 million. The fair value was determined using Level 3 inputs using the market approach, by considering comparable sales in the area, adjusted for property specific items; such as lot size, location and access to major highways and distribution channels. The Company began amortization of the obligation over the 10-year lease term.

5. PROPERTY, PLANT AND EQUIPMENT

	Net Book Value of Property Plant and Equipment at September 30, 2021
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Other property, plant and equipment	1,378	30	1,408
Construction in progress	100	—	100
Total	$10,450	$30	$10,480

	Net Book Value of Property Plant and Equipment at December 31, 2020
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Other property, plant and equipment	—	13	13
Total	$8,972	$13	$8,985

Impairment of Property, Plant and Equipment

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. For the nine months ended September 30, 2021 no events or changes in circumstance are believed to have impacted recoverability of the Company’s long-lived assets. Accordingly, it was determined that no interim impairment was necessary.

Land Addition

On June 22, 2021, Alabama Graphite Products, LLC (“AGP”), a wholly-owned subsidiary of Westwater entered into incentive agreements with the State of Alabama and local municipalities for the siting of the Company’s planned graphite processing plant in Coosa County, Alabama. The incentive agreements provide certain tax credits and incentives under the Alabama Jobs Act in connection with the construction of the processing facility. Additionally, in connection to, and in contemplation of the incentive agreements, on July 23, 2021, AGP entered into a land lease with the Lake Martin Area Industrial Development Authority. The lease provides AGP rights to approximately 70 acres to construct and operate its commercial graphite processing facility in Coosa County, Alabama. The lease has a term of

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10-years, a nominal lease payment, and transfer of title to AGP at the end of the lease term. Further, the lease provides AGP the option to purchase the land for a nominal amount during the term of the lease.

The incentive agreements and the lease are accounted for by the company as a government grant; whereby the Company realized the fair value of the land, subject to the lease, at inception with a corresponding obligation on the consolidated balance sheet. The land is included in property, plant, and equipment, and represents a non-depreciable asset on the Company’s consolidated balance sheet. The corresponding obligation is recorded in other long-term liabilities on the consolidated balance sheet.

6. DISCONTINUED OPERATIONS

In the third quarter of 2020, the Company executed the strategic decision to focus its resources on its graphite business, and discontinued its investment in its lithium and uranium businesses. The Company’s lithium business included mineral leases and water rights in Nevada and Utah. The Company elected not to renew the annual lease rentals on the mineral properties, which also voids the water rights. On December 31, 2020, the Company sold its subsidiaries engaged in its uranium business to enCore (see Note 3).

In accordance with ASC 205-20 – “Discontinued Operations,” the enCore transaction represented a major strategic shift for Westwater and resulted in the reclassification of the Company’s uranium activities as discontinued operations and disclosure of the associated profit/loss of the Company’s uranium business as a separate line-item on the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2020.

The results of the Company’s uranium and lithium business segments included in discontinued operations for the three and nine months ended September 30, 2020 were as follows:

	For the Three Months Ended	For the Nine Months Ended
(thousands of dollars)	September 30, 2020	September 30, 2020
Mineral property expenses	$(752)	$(1,924)
General and administrative expenses	(405)	(1,273)
Accretion of asset retirement obligations	(32)	(170)
Depreciation and amortization	(30)	(36)
Impairment of uranium properties	(5,200)	(5,200)
Other income (expense)	30	30
Net Loss from Discontinued Operations	$(6,389)	$(8,573)

Our cash flow information for the nine months ended September 30, 2020 included the following activities related to discontinued operations:

For the Nine Months Ended
(thousands of dollars)	September 30, 2020
Depreciation and amortization	$36
Capital Expenditures	(101)
Accretion of asset retirement obligations	170
Impairment of uranium properties	5,200

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. COMMON STOCK

Common Stock Issued, Net of Issuance Costs

December 2020 Purchase Agreement with Lincoln Park Capital Fund, LLC

On December 4, 2020, the Company entered into a Purchase Agreement with Lincoln Park (the “December 2020 PA”) to place up to $100.0 million in the aggregate of the Company's common stock on an ongoing basis over a term of 36 months. The Company controls the timing and amount of any sales to Lincoln Park, and Lincoln Park is obligated to make purchases in accordance with the December 2020 PA. Any common stock that is sold to Lincoln Park will occur at a purchase price that is based on an agreed upon fixed discount to the Company's prevailing market prices at the time of each sale and with no upper limits to the price Lincoln Park may pay to purchase common stock. The agreement may be terminated by the Company at any time, in its sole discretion, without any additional cost or penalty.

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

During the three and nine months ended September 30, 2021, pursuant to the December 2020 PA with Lincoln Park, the Company sold 1.1 million and 6.1 million shares of common stock for net proceeds of $4.0 million and $34.6 million, respectively. These shares were sold pursuant to a prospectus supplement filed on December 4, 2020, and in accordance with Rule 424(b)(5) as a takedown off the Company’s shelf registration statement, which had been declared effective by the Securities and Exchange Commission (the “Commission”) on December 1, 2020.

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

During the nine months ended September 30, 2021, the Company sold 9.3 million shares of common stock for net proceeds of $47.3 million pursuant to the ATM Offering Agreement with Cantor. These shares were sold pursuant to a prospectus supplement filed on December 4, 2020, and in accordance with Rule 424(b)(5) as a takedown off the Company’s shelf registration statement, which had been declared effective by the Commission on December 1, 2020. The Company did not sell any shares of common stock pursuant to the ATM Offering Agreement for the three months ended September 30, 2021.

As of September 30, 2021, the Company has $50 million available for sale under the ATM Offering Agreement, pursuant to a prospectus supplement filed on August 20, 2021, and in accordance with Rule 424(b)(5) as a takedown off the Company’s shelf registration statement on Form S-3, which was declared effective by the Commission on July 8, 2021.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Warrants

The following table summarizes warrants outstanding and changes for the nine months ended September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020

	Number of	Number of
	Warrants	Warrants
Warrants outstanding at beginning of period	—	186,182
Issued	—	—
Expired	—	—
Warrants outstanding at end of period	—	186,182

On October 6, 2020, a warrant holder of 182,515 warrants provided notice of exercise. The warrant holder elected the cashless exercise method to convert the warrants to shares of common stock. Based on the cashless exercise formula, the Company issued the warrant holder 118,799 shares of common stock.

8. STOCK-BASED COMPENSATION

Stock-based compensation awards consist of stock options, restricted stock units and bonus shares issued under the Company’s equity incentive plans which include the 2013 Omnibus Incentive Plan (the “2013 Plan”) and the Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan (the “2004 Directors’ Plan”). Upon approval of the 2013 Plan by the Company’s stockholders on June 4, 2013, the Company’s authority to grant new awards under all plans other than the 2013 Plan was terminated. On July 18, 2017, April 18, 2019, April 28, 2020, and May 21, 2021, the Company’s stockholders approved amendments to the 2013 Plan to increase the authorized number of shares of common stock available and reserved for issuance under the 2013 Plan by 20,000, 66,000, 350,000, and 1,500,000 shares, respectively, and in 2017 re-approved the material terms of the performance goals under the plan. Under the 2013 Plan, the Company may grant awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to eligible persons. Equity awards under the 2013 Plan are granted from time to time at the discretion of the Compensation Committee of the Board (the “Committee”), with vesting periods and other terms as determined by the Committee with a maximum term of 10 years. The 2013 Plan is administered by the Committee, which can delegate the administration to the Board, other Committees or to such other officers and employees of the Company as designated by the Committee and permitted by the 2013 Plan.

As of September 30, 2021, 1,223,939 shares were available for future issuances under the 2013 Plan. For the three and nine months ended September 30, 2021, the Company recorded stock-based compensation expense of $0.3 million and $0.6 million, respectively. Stock compensation expense is recorded in general and administrative expenses.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock Options

The following tables summarize stock options outstanding and changes for the nine months ended September 30, 2021 and 2020:

	September 30, 2021		September 30, 2020
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Stock options outstanding at beginning of period	185,054	$7.99	37,786	$37.42
Granted	94,522	3.91	125,804	1.59
Expired	(2,000)	73.54	(1,693)	101.64
Stock options outstanding at end of period	277,576	6.18	161,897	9.25
Stock options exercisable at end of period	183,054	$7.35	36,093	$34.41

The following table summarizes stock options outstanding and exercisable by stock option plan at September 30, 2021:

	Outstanding Stock Options		Exercisable Stock Options
	Number of	Weighted	Number of	Weighted
	Outstanding	Average	Stock Options	Average
Stock Option Plan	Stock Options	Exercise Price	Exercisable	Exercise Price
2004 Plan	92	$1,638.00	92	$1,638.00
2004 Directors’ Plan	3	10,380.00	3	10,380.00
2013 Plan	277,481	5.53	182,959	6.36
	277,576	$6.18	183,054	$7.35

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

The following table summarizes RSU activity for the nine months ended September 30, 2021 and 2020:

	September 30,		September 30,
	2021		2020
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	RSUs	Fair Value	RSUs	Fair Value
Unvested RSUs at beginning of period	236,403	$2.10	—	$—
Granted	240,125	3.93	211,497	2.03
Forfeited	—	—	—	—
Vested	(78,801)	2.10	—	—
Unvested RSUs at end of period	397,727	$3.20	211,497	$2.03

9. EARNINGS PER SHARE

Basic and diluted loss per common share have been calculated based on the weighted-average shares outstanding during the period. Additionally, potentially dilutive shares of 675,303 were excluded from the calculation of earnings per

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

share because the effect on the basic income per share would be anti-dilutive, as the Company had a net loss for the three and nine months ended September 30, 2021.

10. COMMITMENTS AND CONTINGENCIES

Future operations on the Company’s properties are subject to federal and state regulations for the protection of the environment, including air and water quality. The Company evaluates the status of current environmental laws and their potential impact on current operating costs and accrual for future costs. The Company believes its operations are materially compliant with current environmental regulations.

At any given time, the Company may enter into negotiations to settle outstanding legal proceedings and any resulting accruals will be estimated based on the relevant facts and circumstances applicable at that time. We do not expect that such settlements will, individually or in the aggregate, have a material effect on our financial position, results of operations or cash flows.

11. LEASES

The Company’s lease portfolio consists of operating leases for corporate offices, storage space and equipment. The leases have remaining lease terms of 1.1 years to 1.8 years, one of which includes an option to extend the corporate office lease for 3 years. Under our corporate office lease, we are required to reimburse the lessor each month for common use expenses such as maintenance and security services. Because these amounts are variable from year to year and not specifically set in the lease terms, they are not included in the measurement of the right-of-use asset and related lease liability, but rather expensed in the period incurred.

The Company is party to several leases that have terms that are less than a year in length. These include leases for land used in exploration and mining activities, office equipment, machinery, office space, storage and other. The Company has elected the short-term lease exemption allowed under the new leasing standards, whereby leases with initial terms of one year or less are not capitalized and instead expensed on a straight-line basis over the lease term. In addition, the Company holds several leases related to mineral exploration and production to which it has not applied the new leasing standard. Leases to explore or use minerals and similar nonregenerative resources are specifically excluded by ASC 842, “Leases.”

The right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities were recognized at the commencement date of the lease based on the present value of lease payments over the lease term using a discount rate of 9.5%. This rate is the Company’s estimated incremental borrowing rate at the lease commencement date.

The components of lease expense are as follows:

	For the Nine Months Ended
	September 30,
(thousands of dollars)	2021	2020
Operating lease cost	$115	$112

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Supplemental cash flow information related to the Company’s operating leases is as follows:

	For the Nine Months Ended
	September 30,
(thousands of dollars)	2021	2020
Cash paid for amounts included in lease liabilities:
Operating cash flows from operating leases	$115	$115

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$258	$383

Supplemental balance sheet information related to the Company’s operating leases is as follows:

	September 30,	December 31,
(thousands of dollars, except lease term and discount rate)	2021	2020
Operating Leases
Operating lease right-of-use assets	$258	$353

Current portion of lease liabilities	151	149
Operating lease liabilities – long term portion	117	214
Total operating lease liabilities	$268	$363

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	For the Three Months Ended
	September 30,
	2021	2020
Weighted Average Remaining Lease Term (in years)	1.8	3.0

Discount Rate	9.5%	9.5%

Maturities of lease liabilities for the Company’s operating leases are as follows:

Lease payments by year	September 30,
(in thousands)	2021
2021 (remainder of year)	$39
2022	158
2023	92
Total lease payments	289
Less imputed interest	(21)
Total	$268

As of September 30, 2021, the Company has $0.3 million in right-of-use assets and $0.3 million in related lease liabilities ($0.2 million of which is current). The most significant operating lease is for the Company’s corporate office in Centennial, Colorado, with $0.3 million remaining in undiscounted cash payments through the end of the lease term in 2023. The total undiscounted cash payments remaining on operating leases through the end of their respective terms is $0.3 million.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. SUBSEQUENT EVENTS

On October 13, 2021, Alabama Graphite Products, LLC (“AGP”), a wholly-owned subsidiary of Westwater, completed the purchase of two buildings that total 90,000 sq. ft. for approximately $3.1 million.  The purchase of the two buildings supports the development of AGP’s Coosa Graphite Project, as both buildings are adjacent to the future site of the planned processing plant, and will be used for administrative offices, laboratory, and warehousing space.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Westwater for the three and nine months ended September 30, 2021, has been prepared based on information available to us as of November 10, 2021. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Westwater for the period ended December 31, 2020 and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements” herein.

INTRODUCTION

Westwater Resources, Inc. is a 44-year-old public company trading on the NYSE American Stock Exchange (“NYSE American”) focused on battery graphite development under the symbol “WWR.” Originally incorporated in 1977 as Uranium Resources, Inc. to mine uranium in Texas, our company pivoted to an energy materials developer. Westwater is focused on battery-grade graphite materials after its acquisition of Alabama Graphite Corp. (“Alabama Graphite”) and its Coosa Graphite Project (“Coosa Project”) in Alabama in April 2018. Combined with the anticipated construction of a battery graphite processing facility near Kellyton, Alabama, the Company is executing an exploration plan to further investigate the size and extent of mineral concentrations at Coosa graphite deposit, located near Rockford, Alabama, to increase our knowledge of the deposit as a whole.

RECENT DEVELOPMENTS

Graphite Processing Pilot Programs

During the quarter ended September 30, 2021, the Company continued, and in October 2021 substantially completed, its pilot program at Dorfner Anzaplan’s facilities near Amberg, Germany, as well as at facilities in Frankfurt, Germany, Chicago, Illinois and Buffalo, New York. The combined effort at these facilities produced approximately 13 metric tonnes of Westwater’s three battery-grade graphite products: ULTRA-PMG™, ULTRA-CSPG™ and ULTRA-DEXDG™, which were previously produced at a bench scale.

As of September 30, Westwater had produced through the pilot program:

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

Westwater undertook its pilot program operations to inform and enhance design work for its commercial production facility and to produce products for testing by potential customers. The information from the pilot program was incorporated into the Definitive Feasibility Study (“DFS”).

Definitive Feasibility Study on the Coosa Graphite Project

On October 11, 2021, the Company announced the results of the DFS pertaining to Phase I of its Coosa Graphite Processing Facility (the “Project”). The Company intends to develop the Project to purify natural graphite concentrates and to produce battery ready graphite products in two phases. The capital costs of Phase I of the Project are estimated at $202 million. Beginning in early 2023, the Project is expected to begin producing from purchased feedstock from outside sources until at least 2028, after which the Company expects to produce graphite feedstock from its Coosa Project. After processing and purification, the Company expects approximately 7,500 mt per year of two products to be commercially available in the following quantities:

●	CSPG: 3,700 mt per year
●	Fine Products from SPG milling: 3,800 mt per year
●	Project Duration: 35 years
●	Pre-Tax NPV-8 percent: $119 million
●	IRR: 15%
●	Annual Pre-Tax Cash Flow (After the year 2024): $24 million per year
●	Project Pre-Tax Cash Flow: $656 million.

Also on October 11, 2021, the Company announced a plan and design for Phase II of the project at a pre-feasibility level (“PFS”). The PFS for Phase II of the Project estimates capital costs of $464 million, and after processing and purification, the Company expects approximately 32,400 mt per year of two products will be available in the following quantities:

●	CSPG: 15,800 mt per year
●	Fine Products from SPG milling: 16,600 mt per year
●	Project Duration: 35 years
●	Pre-Tax NPV-8 percent: $767 million
●	IRR: 20.5%
●	Average Annual Pre-Tax Cash Flow (After the year 2024): $129 million
●	Project Pre-Tax Cash Flow: $3.7 billion

The Company intends to initiate a DFS for Phase II upon completion and commissioning of Phase I of the Project.

Approval of Construction of Phase I and Purchase of Industrial Space

On October 11, 2021, the Company’s Board of Directors approved estimated expenditures of $202 million to execute the construction and commissioning plan for Phase I of the Project. Construction related activities are expected to begin before the end of 2021.

In addition, on October 13, 2021 the Company completed the purchase of two buildings by its subsidiary, Alabama Graphite Products, LLC, that total 90,000 sq. ft. in size, to support the development of the Project.  These buildings will be used for administrative offices, a laboratory, and warehousing space, and each are adjacent to the planned processing plant. The purchase of these two buildings avoids the need for certain construction activities.

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

Graphite and Vanadium Listed as Critical Materials

On February 24, 2021, the President signed an Executive Order that seeks to provide for more resilient supply chains to revitalize and rebuild domestic manufacturing capacity and maintain America’s competitive edge in research and development. Graphite and vanadium are specifically named as critical minerals in which the United States is heavily dependent on China for its supply.

The President’s declaration asked the Secretary of Energy, as part of larger study involving several branches of the United States government, to submit a report identifying risks to the supply chain for high-capacity batteries including those that power electric vehicles. On June 8, 2021, the White House released a response to the findings of this study in support of securing an end-to-end domestic supply chain for advanced batteries, including investment in domestic production and processing of critical minerals.  Key recommendations in the June 8, 2021 release include, among other things, providing funding and financial incentives to encourage consumer adoption of electric vehicles, providing financing to support advanced battery production, and investing in the development of next generation batteries. The February 2021 Executive Order and the key recommendations in the June 8, 2021 White House release, builds upon the prior Administration’s Executive Order issued on September 30, 2020, related to critical minerals, and could be important to Westwater’s plans to develop its battery graphite business in the United States.

Presently, the United States is almost 100% dependent on imports for battery-grade graphite, which is currently the primary anode material in the Lithium-Ion batteries that power smartphones, laptops, electric vehicles, and store power generated from intermittent renewable energy sources. Westwater intends to develop the Coosa Project to supply natural flake graphite for beneficiation into battery-grade graphite for all types of batteries.

Further details on the Executive Order on America’s Supply Chains can be found at https://www.whitehouse.gov/briefing-room/presidential-actions/2021/02/24/executive-order-on-americas-supply-chains/.

Further details on the June 8, 2021 White House press release can be found at https://www.whitehouse.gov/briefing-room/statements-releases/2021/06/08/fact-sheet-biden-harris-administration-announces-supply-chain-disruptions-task-force-to-address-short-term-supply-chain-discontinuities/

Westwater intends to support the efforts by the relevant United States governmental agencies to ensure that they remain aware of the importance of battery-grade graphite, its importance to the nation’s security, and how the Coosa Graphite Project fits into the critical minerals-equation.

The COVID-19 Pandemic and our Actions to Ensure Safety

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. The pandemic spread outside of China during the first quarter of 2020 and has impacted businesses and economies throughout the world. In the U.S., many state and local governments have, based on local conditions, either recommended or mandated actions to slow the transmission of COVID-19. These measures range from limitations on crowd size to masking to mandatory orders for non-essential citizens to test and quarantine. Borders between many countries have been closed to contain the spread of COVID-19. Uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets.

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

This pandemic, and the uncertain economic conditions it has created, could adversely affect our operations, major facilities, or employees’ health. Westwater has the following priorities while managing business activities during this period of volatility and uncertainty:

●	First, to ensure the health and safety of our employees and the communities where they work.
●	Second, to work with our business partners to maintain the advanced graphite product development schedule in a safe and measured manner.
●	Third, to ensure the Company has access to adequate financial liquidity to support key operations and business activities.

Westwater’s corporate business activities are largely unaffected at this time by the COVID-19 pandemic. Prior to March 1, 2021, Westwater reduced utilization of its offices and remote working arrangements were instituted to ensure that some employees were able to work remotely using systems that already were in place. On March 1, 2021, Westwater reopened its Centennial corporate facility and allowed employees to return to the office to work together with appropriate health protocols in place. Westwater’s continued focus on the health and safety of employees, the safety of operations, and the safety of the communities in which our employees live and work remains paramount. To that end, Westwater has continued to restrict unnecessary travel, and ensured that employees are permitted to take time off due to illness or the illness of those around them without penalty.

Equity Financings

Capital Raises during three and nine months ended September 30, 2021

During the three months ended September 30, 2021, the Company sold 1.1 million shares of common stock for net proceeds of $4.0 million pursuant to the December 2020 PA entered into with Lincoln Park.

During the nine months ended September 30, 2021, the Company received net proceeds of $81.9 million from its equity facilities, resulting in a cash balance of approximately $119.0 million at September 30, 2021. The significant treasury balance has mitigated the Company’s capital risk through 2021 and 2022 as the Company’s budgeted pilot program for processing battery-grade graphite and the remaining budgeted product development costs are now fully funded.  The Company anticipates making a substantial initial investment in the Project in the fourth quarter of 2021.

Transfer of Common Stock Listing to the NYSE American Stock Exchange

On March 8, 2021, the Company, acting pursuant to authorization from its Board of Directors, determined to voluntarily withdraw the listing of the Company's common stock, par value $0.001 per share, from The Nasdaq Capital Market (“Nasdaq”) and transfer the listing to the NYSE American. The Company informed Nasdaq on March 8, 2021, of its intent to transfer the listing of its common stock to the NYSE American. The Company’s listing and trading of its common stock on Nasdaq ended at market close on March 18, 2021, and trading began on the NYSE American on March 19, 2021. The Company’s common stock continues to trade under the ticker symbol “WWR” on the NYSE American.

RESULTS OF OPERATIONS

Summary

Our net loss from continuing operations for the three months ended September 30, 2021, was $4.6 million, or $0.13 per share, as compared with a net loss from continuing operations of $3.4 million, or $0.42 per share for the same period in 2020. The $1.2 million increase in our net loss from continuing operations was due primarily to increases in general and administrative, arbitration, exploration, and product development expenses; offset partially by an unrealized gain related to the enCore common stock of $0.5 million.

For the nine months ended September 30, 2021, our net loss from continuing operations was $13.4 million, or $0.42 per share, as compared with a net loss from continuing operations of $6.9 million, or $1.18 per share for the same period in 2020. The $6.5 million increase in our net loss from continuing operations was due primarily to increases in product development, arbitration, general and administrative, and exploration expenses; offset partially by an unrealized gain related to the enCore common stock of $1.9 million.

Product development expenses

Product development expenses for the three and nine months ended September 30, 2021, were $1.8 million and $5.8 million, respectfully, an increase of $0.2 million and $3.8 million compared to the same periods in 2020.  Product development costs were primarily comprised of expenses for our DFS, which began in February 2021 and was completed in October 2021, and our product development program continued through the first nine months of 2021. The product development program includes costs incurred to collaborate with outside experts for lab work, product testing and other auxiliary costs associated with the Coosa Project.

Arbitration Costs

During the first nine months of 2021, Westwater incurred legal and expert consulting costs of $2.2 million associated with the Request for Arbitration against the Republic of Turkey. This represents an increase of 152%, or $1.3 million in costs compared to the nine months ended September 30, 2020. For further reference, see discussion below in Part II, Item 1.

Mineral property expenses

Mineral property expenses were $0.1 million for both the three and nine months ended September 30, 2021, an increase of $0.1 million compared to the same periods in 2020.  The increase in mineral property expenses was due to higher payments to land and surface owners for increased activities related to our exploration program.

General and Administrative Expenses

Significant expenditures for general and administrative expenses for the three and nine months ended September 30, 2021 and 2020 were:

	For the Three months ended		For the Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(thousands of dollars)
Stock compensation expense	$299	$142	$594	$170
Salaries and payroll burden	748	811	2,007	2,344
Legal, accounting, public company expenses	575	558	2,090	1,681
Insurance and bank fees	146	160	490	494
Consulting and professional services	106	46	491	149
Office expenses	145	128	352	329
Sales and marketing	157	97	393	196
Other expenses	13	(1)	53	16
Total general and administrative expenses	$2,189	$1,941	$6,470	$5,379

(Less) General and administrative expenses from discontinued operations	—	(405)	—	(1,273)

General and administrative expenses from continuing operations	$2,189	$1,536	$6,470	$4,106

General and administrative expenses for the three and nine months ended September 30, 2021, increased by $0.3 million and $1.1 million from the same periods in 2020. The increase quarter over quarter is due primarily to higher costs related to an increase in stock compensation, and higher costs related to the Company’s sales and marketing efforts that began in the third quarter of 2020.  The increase for the first nine months of 2021 compared to the same period in 2020 is due primarily to higher costs related to an increase in stock compensation, higher public company expenses related to the annual shareholder meeting and moving to the NYSE American from the NASDAQ, and higher costs related to the Company’s sales and marketing efforts that began in the third quarter of 2020.  These increases for the three and nine month periods were offset partially by lower personnel costs due to the sale of our uranium business at December 31, 2020.

Net Loss from Discontinued Operations

Westwater sold its uranium business on December 31, 2020. As a result, the net loss from discontinued operations was $6.4 million and $8.6 million for the three and nine months ended September 30, 2020, respectively. See Note 3 to the financial statements for additional information.

FINANCIAL POSITION

Operating Activities

Net cash used in operating activities was $13.0 million for the nine months ended September 30, 2021, as compared with cash used in operating activities of $10.1 million for the same period in 2020. The $2.9 million increase in cash used in operating activities was due primarily to increased graphite product development, exploration, general and administrative, and arbitration costs.

Investing Activities

Net cash used in investing activities decreased by $0.1 million for the nine months ended September 30, 2021, as compared to the same period in 2020. The decrease was a result of cash deposits related to the two buildings that were purchased on October 13, 2021, offset by the receipt of $0.3 million held in escrow for the balance of the outstanding Paycheck Protection Program. The loan was officially forgiven in full by the Small Business Administration on March 31, 2021, and the entire balance of the escrow fund was transferred to the Company.

Financing Activities

Net cash provided by financing activities was $81.7 million for the nine months ended September 30, 2021, due to sales of common stock through the Company’s ATM Offering Agreement with Cantor and the Company’s December 2020 PA with Lincoln Park. Net cash provided by financing activities for the same period in 2020 was $13.9 million. The $67.8 million increase was due to greater shelf registration capacity with which to offer registered shares under the Company’s financing agreement with Cantor and increased sales activity under the Company’s financing agreement with Lincoln Park during the first nine months of 2021 compared to the same period in 2020.

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

During the first nine months of 2021, the Company focused on graphite process development activities including operation of a pilot program for processing flake graphite into battery-grade graphite products and a DFS on Phase I of the Coosa Graphite Project. The data generated and experience gained from the pilot program was used to inform the Phase I DFS that was completed in October 2021 and will also inform the requirements and specifications for building a commercial graphite processing facility.

On September 30, 2021, the Company’s cash balance was approximately $119.0 million. During the nine months ended September 30, 2021, the Company sold 9.3 million shares of common stock for net proceeds of $47.3 million pursuant to its Controlled Equity OfferingSM Sales Agreement with Cantor and 6.1 million shares of common stock for net proceeds of $34.6 million pursuant to the Lincoln Park December 2020 PA. As of September 30, 2021, the Company has $50.0 million remaining available for future sales under the ATM Offering and has 9,700,252 of common stock available for future sales pursuant to the Lincoln Park December 2020 PA.

Subsequent to September 30, 2021, and through the date of this release, the Company has sold 637,200 common shares for net proceeds of $2.3 million pursuant to its financing facility with Cantor Fitzgerald & Co., and liquidated its holdings of enCore common stock for net cash proceeds of $3.6 million.

Management believes the Company’s current cash balance is sufficient to fund its planned non-discretionary expenditures through 2022. The Company anticipates the continued use of the Cantor and Lincoln Park financing facilities to support construction of the commercial graphite processing facility. While the Company has been successful in the past in raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company. Stock price volatility and uncertain economic conditions caused by the COVID-19 pandemic, including the recent emergence of variant strains of the virus, could significantly impact the Company’s ability to raise funds through equity financing. Market conditions, including but not limited to, inflation and supply chain disruptions could adversely impact the planned cost of the Company’s commercial graphite processing facility. Along with evaluating the continued use of the Cantor and Lincoln Park financing facilities, the Company may consider project financing to fund the construction of the Project. The alternative sources of project financing could include, but are not limited to, convertible debt or pursuing a partnership or joint venture. In the event funds are not available for project financing to complete construction of the Project in 2023, the Company expects to be able to fund its non-discretionary expenditures, however, the Company may be required to change its planned business development strategies.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the adequacy of funding, liquidity, access to capital, financing activities, the timing or occurrence of any future drilling or production from the Company’s properties, potential effects of the COVID-19 pandemic, the strategic goals of the business, arbitration matters, costs of Phase I of the Project and estimated completion date, expected production quantities for Phase I of the Project , the realization of expected benefits from recent business combinations and the Company’s anticipated cash burn rate and capital requirements. Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

●	the spot price and long-term contract price of graphite (both flake graphite feedstock and purified graphite products) and vanadium, and the world-wide supply and demand of graphite and vanadium;
●	the effects, extent and timing of the entry of additional competition in the markets in which we operate;
●	the ability to obtain contracts with customers;
●	available sources and transportation of graphite feedstock;
●	government regulation of the mining and processing industries in the United States;
●	our ability to maintain and timely receive mining and other permits from regulatory agencies;
●	the ability to control costs and avoid cost and schedule overruns during the development, construction and operation of the Project;
●	risks associated with our operations and the operations of our partners, including the impact of COVID-19 and supply chain disruptions;
●	unanticipated geological, processing, regulatory and legal or other problems we may encounter;
●	the results of our exploration activities, and the possibility that future exploration results may be materially less promising than initial exploration results;
●	any graphite or vanadium discoveries not being in high enough concentration to make it economic to extract the metals;
●	our ability to finance growth plans; and
●	currently pending or new litigation or arbitration.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2021 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On January 27, 2020, Westwater filed its Memorial, which is a document that sets out Westwater’s case. On March 11, 2020, Turkey filed a request to bifurcate the arbitration proceeding, and on March 30, 2020, Westwater filed a response in opposition to Turkey's request for bifurcation. In Procedural Order #2 issued on April 28, 2020, the arbitral tribunal denied Turkey’s bifurcation request. On May 13, 2020, Turkey filed with the arbitral tribunal a request which Westwater elected not to oppose, to extend the date on which their Counter-Memorial must be filed (and to change dates for subsequent pleadings as well as document production and witness identification deadlines), which the arbitral tribunal approved on June 3, 2020. As a result of these decisions by the tribunal, Turkey filed its Counter-Memorial on September 14, 2020. Westwater filed its reply to the Counter-Memorial on March 17, 2021. The hearing on the substantive issues was conducted during the week of September 13-17, 2021.  The Company does not expect a formal ruling on the matter until the second half of 2022.

ITEM 1A. RISK FACTORS.

See RISK FACTORS in Item 1A of the Form 10-K for the year ended December 31, 2020 (“Form 10-K”) for a discussion of the risk factors of the Company. Except as described below, there have been no material changes to these risk factors from those previously disclosed in the Form 10-K.

The Company may incur unexpected costs or delays in the construction of the Coosa Graphite Project production facility.

The Company is in the process of developing and anticipates commencing construction of the Coosa Graphite Project’s production facility in the fourth quarter 2021.  The completion of the Coosa Graphite Project’s production facility without delays or significant cost overruns involves substantial risks that may occur, including the accuracy of the estimates and findings in the Definitive Feasibility Study; successful negotiation of construction contracts; challenges with managing contractors and vendors; subcontractor performance; adverse weather conditions and natural disasters; contractor and/or vendor delays; increased costs, shortages, or inconsistent quality of equipment, materials, and labor; delays due to judicial or regulatory action; nonperformance under construction or other agreements; engineering or design problems; negative impacts of the COVID-19 pandemic or future pandemic health events; work stoppages; continued public and policymaker support for the project; environmental and geological conditions; and challenges with start-up activities and operational performance.  Additionally, the Coosa Graphite Project’s production facility includes the Company’s improved method for purification of graphite concentrate and is a design process that has not previously been constructed.

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

WESTWATER RESOURCES, INC.

Dated: November 10, 2021	By:	/s/ Christopher M. Jones
Christopher M. Jones
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 10, 2021	By:	/s/ Jeffrey L. Vigil
Jeffrey L. Vigil
Vice President - Finance and Chief Financial Officer (Principal Financial Officer)