Form 10-K
period 2021-12-31
WESTWATER RESOURCES, INC.
filed 2022-02-11
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33404

WESTWATER RESOURCES, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	75-2212772
(State of Incorporation)	(I.R.S. Employer Identification No.)

6950 S. Potomac Street, Suite 300 Centennial, Colorado	80112
(Address of principal executive offices)	(Zip code)

(303) 531-0516

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	WWR	NYSE American

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant at June 30, 2021 was approximately $159,632,860. Number of shares of Common Stock, $0.001 par value, outstanding as of February 10, 2022 was 35,371,336 shares.

Documents incorporated by reference:  specified portions of Westwater Resources, Inc.’s Definitive Proxy Statement on Schedule 14A relating to its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III.

WESTWATER RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

DEFINITIONS

When used in this Form 10-K, the following terms have the meaning indicated.

Term	Meaning
Alabama Graphite	Alabama Graphite Company, Inc., an Alabama corporation and wholly-owned subsidiary of Westwater Resources
AGP	Alabama Graphite Products, LLC, an Alabama limited liability company and wholly-owned subsidiary of Westwater Resources
ATM Offering Agreement	Controlled Equity Offering Sale Agreement between Westwater Resources and Cantor Fitzgerald & Co. dated April 14, 2017
Benchmark	Benchmark Mineral Intelligence
Cantor	Cantor Fitzgerald & Co.
Coosa Plant	The Company’s planned battery-grade graphite processing facility near Kellyton, Alabama
Coosa Project	The Coosa Plant and the Coosa Deposit
DFS	The definitive feasibility study for Phase I of the Coosa Plant which was completed in the fourth quarter of 2021
enCore	enCore Energy Corp.
EU Critical Raw Minerals List	The list of raw materials that are crucial to Europe’s economy published by the European Commission.
EV	Electric vehicles
Graphite

A naturally occurring carbon material with electrical properties that enhance the performance of electrical storage batteries, listed on the US Critical Minerals List as well as the EU Critical Raw Materials List.

Gross acres	Total acreage of land under which we have mineral rights. May include unleased fractional ownership.
Lincoln Park	Lincoln Park Capital Fund, LLC
Mineral Resource

A mineralized body which has been delineated by appropriately spaced drilling and/or underground sampling sufficient to support the estimate of tonnages and grade of the mineral deposit. Such a deposit does not qualify as a reserve, until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility.

Ore	Naturally occurring concentration of mineralization from which a mineral or minerals of economic value can be extracted at a reasonable profit.
PFS	Pre-feasibility level study for Phase II of the Coosa Plant
Reserve	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.
Roskill	Roskill Information Services Ltd.
SEC	Securities and Exchange Commission
SEDAR	System for Electronic Document Analysis and Retrieval used for electronically filing most securities related information with the Canadian securities regulatory authorities

SPG Fines	Spherical purified graphite fine material produced from SPG milling
Spot price	The price at which a mineral commodity may be purchased for delivery within one year.
Surety obligations

A bond, letter of credit, or financial guarantee posted by a party in favor of a beneficiary to ensure the performance of its or another party’s obligations, e.g., reclamation bonds, workers’ compensation bond, or guarantees of debt instruments.

ULTRA-CSPG™	Coated spherical purified graphite
ULTRA-DEXDG™	Delaminated expanded graphite
ULTRA-PMG™	Purified micronized graphite
U.S. Critical Minerals List	The list of critical minerals that are crucial to the United States of America economy published by the Department of Interior.
Westwater Resources	Westwater Resources, Inc.
Vanadium	A rare-earth metal used as a strengthening alloy in steelmaking, and in certain types of batteries, listed on the US Critical Minerals List.
2020 Lincoln Park PA	Purchase Agreement dated as of December 4, 2020 between Westwater Resources and Lincoln Park Capital Fund, LLC

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, strategic goals of the business, expected permits and regulatory approvals, statements regarding the construction of the Coosa Plant and the expected schedule of completion and construction costs, statements regarding the operation of the Coosa Plant and the anticipated output products and quantities, statements regarding the adequacy of funding, liquidity, and access to capital, any future drilling or production from the Company’s properties, including the expected mining operations at the Coosa Deposit, expected mineralization at the Coosa Deposit, expected date of the technical report for the Coosa Deposit and the expected commencement date of drilling at the Coosa Deposit, and the Company’s anticipated cash burn rate and capital requirements. Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

●	the spot price and long-term contract price of graphite (both flake graphite feedstock and purified graphite products) and vanadium, and the world-wide supply and demand of graphite and vanadium;
●	the effects, extent and timing of the entry of additional competition in the markets in which we operate;
●	the ability to obtain contracts with customers;
●	available sources and transportation of graphite feedstock;
●	the ability to control costs and avoid cost and schedule overruns during the development, construction and operation of the Coosa Project;
●	the ability to construct and operate the Coosa Plant in accordance with the requirements of permits and licenses and the requirements of tax credits and other incentives;
●	government regulation of the mining and manufacturing industries in the United States;
●	unanticipated geological, processing, regulatory and legal or other problems we may encounter;
●	the results of our exploration activities, and the possibility that future exploration results may be materially less promising than initial exploration results;
●	any graphite or vanadium discoveries not being in high enough concentration to make it economic to extract the metals;
●	our ability to finance growth plans;
●	the potential effects of the continued COVID-19 pandemic;
●	currently pending or new litigation or arbitration; and
●	our ability to maintain and timely receive mining, manufacturing, and other permits from regulatory agencies.

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

STATEMENT REGARDING THIRD PARTY INFORMATION

Certain information provided in this report has been provided to us by the third parties or is publicly available information published or filed with applicable securities regulatory bodies, including the SEC and SEDAR. WWR has not verified, and is not in a position to verify, and expressly disclaims any responsibility for, the accuracy, completeness or fairness of such third-party information and refers the reader to the information publicly published or filed by the third parties for additional information.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

THE COMPANY

Westwater Resources, Inc. is a 44-year-old company focused on developing battery-grade natural graphite materials. Originally incorporated in 1977, our company has become an energy materials developer. Westwater is focused on battery-ready graphite materials after its acquisition of Alabama Graphite in April 2018. Alabama Graphite holds mineral rights to explore and potentially the Coosa Deposit near Rockford, Alabama that includes graphite and vanadium concentrations.  In the fourth quarter of 2021, AGP, a wholly-owned subsidiary of Westwater Resources, commenced construction activities related to the Coosa Plant near Kellyton, Alabama (“Coosa Plant”). The Company anticipates that Phase I of the Coosa Plant will be completed in the first half of 2023. The Company is currently executing an exploration plan to further investigate the size and extent of both graphite and vanadium mineral concentrations at the Coosa Deposit, and to increase our knowledge of the deposit as a whole.

In 2020, the Company sold its subsidiaries engaged in the uranium business in Texas and New Mexico to enCore and discontinued its uranium business.  See Note 12 to the financial statements for additional information regarding discontinued operations.

Our principal executive offices are located at 6950 South Potomac Street, Suite 300, Centennial, Colorado 80112, and our telephone number is (303) 531-0516. Our website is located at www.westwaterresources.net. Information contained on our website or that can be accessed through our website is not incorporated by reference into this report. As of February 10, 2022, the Company and its subsidiaries had 15 employees.

OUR STRATEGY

Our strategy is to increase shareholder value by advancing our battery-grade graphite business. The acquisition of Alabama Graphite in April 2018 provides the Company with the opportunity to provide critical raw materials utilized by the growing market for electric automobiles, trucks and buses, consumer electronics, as well as grid-based storage devices. In 2020, the global battery market consumed an estimated 290,000 tonnes of natural and synthetic graphite, and demand is projected to increase at a compounded annual growth rate of 21% over the next 10-year period, according to Roskill.

Our goal for the graphite business is to develop a battery-graphite manufacturing business in Alabama that produces low-cost, high-quality, and high-margin graphite products for battery manufacturers. In 2020, we began operation of a pilot program, designed both to manufacture battery-grade graphite materials in quantities suitable for potential customer testing and to inform the DFS. Both the pilot program and DFS were completed during the fourth quarter of 2021.

In late 2021, we began construction of Phase I of the Coosa Plant that is expected to purify readily available graphite flake concentrates to >99.5% pure carbon. Once purified, the graphite can be further processed into advanced component products with enhanced conductivity performance needed by battery manufacturers. These advanced graphite products are ULTRA-CSPG™, and ULTRA-PMG™.

Additionally, we hold mineral rights to over 40,000-plus acres for future mining development. The graphite deposit at the Coosa Deposit is expected to serve as future feedstock for the Coosa Plant and provide in-house quality assurance and quality control (“QA/QC”) for raw-material inputs. Subject to further exploration, its own definitive feasibility study, the availability of financing, and regulatory approvals, the Coosa Deposit and related mining operation is planned for start-up in 2028.

Our project pipeline is prioritized with a goal of achieving sustainable battery-grade graphite production over time to take advantage of rising and/or high price environments for battery materials. We may adjust near-term and long-term business priorities in accordance with market conditions.

We believe that our broad base of mining and processing and manufacturing expertise from graphite, base and precious metals to energy materials is one of our key competitive advantages. We also believe that Westwater possesses a unique combination of battery-materials knowledge and extensive project-execution experience, coupled with decades of capital markets expertise which makes our business a powerful presence in the new energy marketplace. We intend to advance the Company’s project towards production, while prudently managing our cash and liquidity position for financial flexibility.

KEY BUSINESS AND CORPORATE DEVELOPMENTS IN 2021

Graphite Processing Pilot Programs

During 2021, the Company completed its pilot program at Dorfner Anzaplan’s facilities near Amberg, Germany, as well as at facilities in Frankfurt, Germany, Chicago, Illinois and Buffalo, New York. The combined effort at these facilities produced approximately 13 metric tonnes of Westwater’s three battery-grade graphite products: ULTRA-PMG™, ULTRA-CSPG™ and ULTRA-DEXDG™, which were previously produced at a bench scale.

As of December 31, 2021, Westwater had produced through the pilot program:

●	10.8 metric tonnes of ULTRA-PMG™ in six sizes (6, 8, 10, 15, 30 and 44 microns): Production is now complete, and samples have been packaged and shipped to laboratories and potential customers for testing.
●	2.0 metric tonnes of the precursor (spherical purified graphite) for ULTRA-CSPG™ in three sizes (10, 18 and 24 microns): Production of this product is now complete and has been sent to a laboratory for pitch coating to make ULTRA-CSPG™, and test its electrical performance. Samples of this material have also been sent to potential customers for testing.
●	0.4 metric tonnes of ULTRA-DEXDG™: Production is now complete and samples were packaged and shipped to a laboratory for testing. Westwater plans to evaluate additional production of ULTRA-DEXDG™ in future phases of its business plan, dependent on results from further testing and the market demand for this product.

Westwater undertook its pilot program operations to inform and enhance design work for the Coosa Plant and to produce products for testing by potential customers. The information from the pilot program was incorporated into the DFS. Due to market interest and demand, we are focusing on the production of ULTRA-CSPG™ and SPG Fines during Phase I of the Coosa Plant.

Coosa Plant Site Selection

On June 22, 2021, AGP entered into incentive agreements with the State of Alabama and local municipalities for the siting of the Coosa Plant in Coosa County, Alabama.  The incentive agreements provide certain tax credits and incentives under the Alabama Jobs Act in connection with the construction of the processing facility. The estimated tax credits and incentives pursuant to the incentive agreements are estimated by the State of Alabama at approximately $36 million.  However, our ability to realize the tax credits and incentives is dependent upon actual capital invested, creating and maintaining jobs in Alabama, and the generation of future taxable income in Alabama.

On July 23, 2021, AGP entered into a land lease with the Lake Martin Area Industrial Development Authority, providing AGP rights to approximately 70 acres to construct and operate the Coosa Plant.  The lease has a term of 10-years, a nominal lease payment, and transfer of title to AGP at the end of the lease term.  Further, the lease provides AGP the option to purchase the land for a nominal amount during the term of the lease.  At lease inception, the Company estimated the fair value of the land to be approximately $1.4 million.

Definitive Feasibility Study on the Coosa Plant

On October 11, 2021, the Company announced the results of the DFS pertaining to Phase I of its Coosa Plant.  The Company intends to develop the Coosa Plant to purify natural graphite concentrates and to produce battery ready graphite products in two phases.  As of the date of the DFS, the capital costs of Phase I of the Coosa Plant are estimated at $202 million.  Beginning in the first half of 2023, the Coosa Plant is expected to begin producing from purchased feedstock from outside sources until at least 2028, after which the Company expects to produce graphite feedstock from its Coosa Deposit.  After processing and purification, the Company expects approximately 7,500 mt per year of two products to be commercially available in the following quantities:

●ULTRA-CSPG™: 3,700 mt per year
●Fine Products from SPG milling: 3,800 mt per year
●Project Duration: 35 years
●Pre-Tax NPV-8 percent: $119 million
●IRR: 15%
●Annual Pre-Tax Cash Flow (After the year 2024): $24 million per year
●Project Pre-Tax Cash Flow: $656 million.

Also on October 11, 2021, the Company announced a plan and design for Phase II of the Coosa Plant at a pre-feasibility study level (“PFS”). As of the date of the DFS, the PFS for Phase II of the Coosa Plant estimates additional capital costs of $464 million, and after processing and purification, the Company expects approximately 32,400 mt per year of two products will be available in the following quantities:

●ULTRA-CSPG™: 15,800 mt per year
●Fine Products from SPG milling: 16,600 mt per year
●Project Duration: 35 years
●Pre-Tax NPV-8 percent: $767 million
●IRR: 20.5%
●Average Annual Pre-Tax Cash Flow (After the year 2024): $129 million
●Project Pre-Tax Cash Flow: $3.7 billion

The Company intends to initiate a definitive feasibility study for Phase II upon, or before, the completion and commissioning of Phase I of the Coosa Plant.

Approval of Construction of Phase I

On October 11, 2021, the Company’s Board of Directors approved estimated expenditures of $202 million to execute the construction and commissioning plan for Phase I of the Coosa Plant.

Construction Progress on Phase I of the Coosa Plant

On October 13, 2021, the Company completed the purchase of two buildings by its subsidiary AGP that total 90,000 sq. ft. in size, to support the development of the Coosa Plant.  These buildings will be used for administrative offices, a laboratory, and warehousing space, and each are adjacent to the Coosa Plant site. The purchase of these two buildings avoids the need for certain construction activities.  During the fourth quarter of 2021, Westwater began design and construction activities related to the future administrative offices for the Coosa Plant.

In November 2021, Westwater established the construction management process and team for Phase I of the Coosa Plant. Key partners in the team were hired:  Fite Construction as the construction manager; and Samuels Engineering for engineering and procurement. Construction activities began in December 2021.   We are working to secure other contractors and have focused on ordering specialized equipment that have long lead times from manufacturers that were identified in, and were part of, the DFS.

Vanadium Target Identification

In late November 2018, Westwater announced the discovery of a concentration of vanadium mineralization at several locations in the graphitic schists at the Coosa Deposit. Westwater subsequently commenced the first of a four-phase exploration program designed to determine the extent, character and quality of the vanadium mineralization at the Coosa Deposit. The first phase demonstrated widespread positive values for vanadium that extended beyond the graphite deposit.

OVERVIEW OF THE BATTERY GRAPHITE INDUSTRY

Graphite is the name given to a common form of the element carbon. Occurring naturally as a mineral in deposits around the world, graphite is used in many industrial applications. These end uses take advantage of graphite’s natural characteristics, which include high lubricity, high resistance to corrosion, ability to withstand high temperatures while remaining highly stable, and excellent conductivity of heat and electricity.

In recent years, graphite has become an essential component in the production of all types of electrical storage batteries. Graphite’s role will continue to be important as demand for these batteries increases and with the world’s growing electric-vehicle and energy-storage needs. Natural battery-ready graphite products are derived from flake graphite that has been transformed through a series of specialty downstream processes into various battery graphite products. These processes include, but are not limited to:

●	Purification to battery-grade carbon with graphitic (Cg) content of ≥ 99.95%,
●	Micronization (sizing);
●	Spheronization (shaping), and classification (sorting); and
●	Surface treatment (carbon coating).

Natural flake graphite is increasingly supplanting the use of synthetic graphite in battery applications, for cost and performance reasons. Through a series of sophisticated and precise processing steps, flake-graphite concentrates are transformed into high-value end products for the battery industry. Coated spherical purified graphite is used as graphite anode or anode active material in lithium-ion batteries.

The global battery market consumed 217,000 tonnes of natural graphite in 2020 (Roskill, 2020). The greatest share of this market is made up of four battery-market segments that require advanced battery-grade graphite products:

●	Lithium-Ion batteries — these are the most advanced batteries used in everything from mobile phones and hand tools to laptop computers and electric vehicles, particularly because of the rechargeable nature of the batteries. Demand for lithium-ion batteries accounted for 29% of natural graphite demand in 2020, which is projected to grow to 78% in 2030 (Benchmark, 2021).
●	Alkaline batteries — these are the most popular consumer batteries in the world, with a global market size of approximately $7.6 billion in 2020 and a projected compounded annual growth rate (“CAGR”) of 4.9% from 2021 through 2028 (Fortune Business Insights, 2020).
●	Lead Acid batteries — these are the workhorse batteries used in automobiles, back-up power supplies and other energy-storage applications where weight is less important than capacity. The global lead acid battery market was estimated at approximately $39.7 billion in 2018 and a projected CAGR of 5.24% from 2019 through 2026 (Allied Market Research, 2020).

●	Primary Lithium batteries — these are non-rechargeable, lightweight lithium-based batteries, and are typically used in flashlights, smoke detectors, and other small device applications where long life and lightweight matters most.

All of these batteries use graphite as a critical, non-substitutable constituent. According to Roskill, batteries accounted for an estimated 290,000 tonnes of natural and synthetic graphite consumption in 2020, and was growing at a CAGR of 21.3% over the previous 10 years (Roskill, 2020). Based on Roskill’s base case scenario, this rate of growth could continue over the next decade, with graphite consumption in batteries reaching 1,800,000 tonnes in 2030, of which over 1,200,000 tonnes is projected to be natural graphite. According to Benchmark, spherical graphite demand is expected to increase to approximately 2,500,000 tonnes per year in 2035, compared to a forecasted supply in 2035 of approximately 500,000 tonnes per year.

Competition between natural and synthetic graphite is expected to continue in lithium-ion batteries with price, performance and availability affecting the choice between them.  Common precursor materials in the production of synthetic graphite come from either petroleum needle coke, or coal needle coke. However, synthetic graphite and natural graphite blends are becoming a popular choice for EV applications to optimize performance and cost by taking advantage of each graphite attribute such as cycle life, energy density and cost.  Synthetic graphite consumption by anode manufacturers is expected to grow because of the concentration of the industry in China; however, natural flake graphite demand is forecast to grow at a higher rate because of natural graphite’s performance and cost efficiencies.

In addition, natural graphite flake costs and purification costs in China have increased due to environmental costs (hydrofluoric acid handling cost).  In fact, China has become one of the major importers for natural graphite flake relying upon less expensive African sources.  China also poses a geopolitical risk particularly to EU and US regions.

Overall battery consumption is rising at an accelerated growth rate due to recent and robust developments in electric-automobile markets, personal electronic devices, electrical grid storage, and an enabling technology for wind and solar power installation. The global shift towards low- and zero-emissions vehicles and power sources will continue to drive increasing demand for graphite-battery materials for the foreseeable future. Recent developments in this sector include:

●	The United Kingdom and France have announced a prohibition on the sale of gasoline- and diesel-powered vehicles by 2040. Electric vehicles using battery storage are the only viable technology that can satisfy the demands for new cars mandated by these nations;
●	China, the largest new-car market in the world, has mandated that 8% of all new cars sold are to be plug-in hybrid, battery electric or fuel-cell powered;
●	Many major automobile companies have developed, or are developing, an electric-based technology to replace internal-combustion engines, many of whom have publicly announced plans to transition to fully electric vehicles within the next 20 years;
●	Battery manufactures and major automobile companies have announced plans to develop thirteen different battery manufacturing facilities in the United States in the near future;
●	Governments around the world, including the United States, continue to incentivize electric-vehicle ownership through subsidies and other incentives;
●	The installed base of wind and solar power electrical-generating systems is increasing every year. Grid battery storage is the answer to increasing system reliability and unlocking the value of these power sources; and
●	As a result of these catalysts, and according to Roskill, the Lithium-Ion battery market is expected to grow at a compounded annual growth rate of over 20%.

A significant challenge for battery manufacturers is that the primary source of battery-grade graphite is from China, presenting the global battery industry with significant risks, including supply chain management risks, economic risks and environmental unsustainability. Also, critical domestic production is absent in the United States. A Presidential Executive Order signed September 30, 2020 includes graphite on its list of minerals critical to the safety and security of the United States. With little current domestic natural graphite production of any kind, the United States is presently required to source most of its battery graphite from China. On February 24, 2021, the President signed an Executive Order that seeks to provide for more resilient supply chains to revitalize and rebuild domestic manufacturing capacity and maintain America’s competitive edge in research and development. The President’s declaration asked the Secretary of Energy, as part of larger study involving several branches of the United States government, to submit a report identifying risks to the supply chain for high-capacity batteries including those that power electric vehicles. On June 8, 2021, the White House released a response to the findings of this study in support of securing an end-to-end domestic supply chain for advanced batteries, including investment in domestic production and processing of critical minerals.  Key recommendations in the June 8, 2021 release include, among other things, providing funding and financial incentives to encourage consumer adoption of electric vehicles, providing financing to support advanced battery production, and investing in the development of next generation batteries.

Westwater has developed graphite-purification technology and advanced product-development processes to meet the demands of potential customers for battery-grade graphite materials. Westwater is developing methodologies and facilities to produce high-purity, battery-grade graphite products at its Coosa Plant. These products are designed to address all major battery sectors. In addition, the processes we intend to use are environmentally sustainable and permittable in the United States, where a robust regulatory environment complements our core values to reliably deliver safe, well-made products to our customers.

OVERVIEW OF THE VANADIUM INDUSTRY

Vanadium is a lightweight metal used in the construction industry, in high strength steel alloys, and in some large grid storage batteries. A majority of annual vanadium consumption is utilized by the steel industry, where additions of the metal to conventional steel materials adds strength and corrosion resistance. Importantly for Westwater, demand for vanadium flow batteries is increasing as solar and wind power generators seek to make their installations more reliable electricity providers.

Currently, the majority of all vanadium is produced in South Africa, China and Russia. There is no significant production of vanadium currently in the United States.

COMPETITION

In the production and marketing of graphite, there are a number of producing entities globally, some of which are government controlled and several of which have significant capitalization. For instance, approximately 80% of natural graphite global supply comes from China.

With respect to sales of graphite, the Company expects to compete primarily based on price. We intend to market graphite directly to users of the product. We are in direct competition with supplies available from various sources worldwide. We compete with multiple graphite exploration, development and production companies.

WESTWATER’S COOSA PROJECT

Coosa Plant

On June 22, 2021, AGP entered into incentive agreements with the State of Alabama and local municipalities for the siting of the Coosa Plant near Kellyton, Alabama. The incentive agreements provide certain tax credits and incentives under the Alabama Jobs Act in connection with the construction of the Coosa Plant.

On July 23, 2021, AGP executed a land lease with the Lake Martin Area Industrial Development Authority, providing AGP rights to approximately 70 acres to construct and operate the Coosa Plant. The lease has a term of 10 years, a nominal lease payment, and transfer of title to AGP at the end of the lease term. Further, the lease provides AGP the option to purchase the land for a nominal amount during the term of the lease.

On October 13, 2021, AGP completed the purchase of two buildings that total approximately 90,000 sq. ft. to support the development of the Coosa Plant.  These buildings will be used for administrative offices, a laboratory, and warehousing space, and each are adjacent to the Coosa Plant.

Westwater plans to develop the Coosa Plant in two phases (Phases I and II).

Phase I: Beginning in the first half of 2023, the Coosa Plant is expected to produce approximately 7,500 mt of two products, ULTRA-CSPG™, and SPG Fines, which is a precursor product for ULTRA-PMG™.  After processing and purification, the two products are expected to be available in the following quantities:

●ULTRA-CSPG™:  3,700 mt per year

●SPG Fines:3,800 mt per year

Phase II: Upon completion of Phase II, after processing and purification, approximately 32,400 mt of two products are expected to be available in the following quantities:

●ULTRA-CSPG™:  15,800 mt per year

●SPG Fines:  16,600 mt per year

Construction activities for Phase I of the Coosa Plant began in the fourth quarter of 2021 and construction is expected to be completed in the first half of 2023. The Company intends to initiate a definitive feasibility study for Phase II upon, or before, the completion of Phase I.

Purification and Post-Processing Activities

The purification of the graphite concentrate at the Coosa Plant is expected to be performed using a proprietary, patent pending purification process that was developed and tested during our pilot program by Dorfner Anzaplan and other engineering consultants. Once the graphite is purified to a minimum graphite carbon content of 99.95%, we will then process it through a combination of sizing, shaping, spheronization, classification and coating to the advanced graphite products we intend to sell.

The Company has developed a new method for the purification of graphite concentrate. The process uses a combination of technologies including a caustic bake, acid leach and thermal finishing, a process that allows for a smaller and more sustainable environmental footprint than that of a hydrofluoric acid leaching system as used by other graphite processing companies.   This unique application developed by Westwater is the subject of patent applications that have been filed in the U.S. Patent and Trademark Office.

We intend to purchase readily available graphite flake from a qualified supplier, for which a procurement contract is currently in place, to serve as plant feedstock for the Coosa Plant while the Coosa Deposit is being evaluated, permitted, and developed for future mining operations. Development of a mine at the Coosa Deposit, planned for start-up in 2028, will serve as an in-house source of graphite feedstock and will provide in-house QA/QC for raw-material inputs.

Description of the Coosa Deposit

Westwater acquired Alabama Graphite in 2018 as part of a strategic decision to refocus the Company to supply battery manufacturers with low-cost, high-quality, and high-margin graphite products. As a result of that business transaction, Westwater became the owner of the Coosa Deposit, located near Rockford, Alabama, 50 miles southeast of Birmingham.

The Coosa Deposit is located at the southern end of the Appalachian Mountain range, in Coosa County, Alabama. The Coosa Deposit is located in an area that has been a past producer of graphite, utilizing a geology trend spanning tens of thousands of acres, known as the “Alabama Graphite Belt.”

The Coosa Deposit is comprised of approximately 41,965 acres of privately-owned mineral rights that the Company holds under a long-term lease.

The Coosa Deposit is hosted in high-grade metamorphic rocks. Graphitic material is present in two types of schist, a quartz-graphite schist that generally has grades greater than 1% Cg and a quartz-biotite-graphite-schist that has grades generally less than 1% Cg. The uppermost 60-100 feet of the graphite-bearing rocks have been weathered and oxidized such that they could be easily mined by simple excavation equipment without any blasting. As currently defined, mining will mainly be centered on these weathered units.

Prior to the acquisition of Alabama Graphite by Westwater, a mineral resource estimate for the Coosa Deposit, as set forth in a Preliminary Economic Assessment (PEA) was prepared by Alabama Graphite. This assessment was prepared and published in accordance with the National Instrument 43-101 Standard of Disclosure for Mineral Projects (“NI 43-101”) on Number 27, 2015. As noted, during 2021, Westwater has continued its exploration program to further investigate the size and extent of both graphite and vanadium mineral concentrations at the Coosa Deposit drilling 54 holes totaling 4,461 feet drilled. Westwater anticipates completing its exploration program during the first quarter of 2022.  Following the completion of its exploration program on the Coosa Deposit, Westwater intends to complete a technical report in accordance with subpart 229.1300 of Regulation S-K – Disclosure by Registrants Engaged in Mining Operations (“S-K 1300”). The new S-K 1300 requirements of the SEC are similar to NI 43-101, but not identical.  The results of the technical report are expected by the end of 2022.

Mining Method

The Coosa Deposit is expected to be mined by conventional small-scale open-pit mining methods.

Concentrate Plant

Mineralized material from the Coosa Deposit is projected to have an average grade of 3.2% Cg, and is expected to contain impurities consisting of quartz, muscovite, iron oxides and calcite. Most of the impurities are present on the surfaces of the graphite flakes and can be easily removed during a metallurgical process known as flotation. Flotation processing maximizes the removal of these impurities while avoiding degradation of graphite flakes.

Further development work at the Coosa Deposit is expected to result in the design and a construction of a milling and concentration plant.

Products and Business Development

The Company is working to develop products for potential major battery markets. Based on discussions with potential customers, Westwater will focus on the production of ULTRA-CSPG™ and SPG fines during Phase I of the Coosa Plant and expects to evaluate the production of additional products in Phase II, subject to market demand and customer interest.

The Company plans to focus on several different battery manufacturers, including lithium-ion batteries, lead-acid batteries, alkaline batteries, and primary-lithium batteries. The Company has initiated discussions with several battery manufacturers (including automobile manufacturers), with the goal of executing multi-year supply agreements. To date, the Company has executed Non-Disclosure Agreements with potential customers and placed test samples with certain potential customers. On November 17, 2021, the Company announced that it signed a letter of intent to sell 125-250 metric tons of ULTRA-CSPG™ for lithium-ion batteries in 2023 with an option to sell an additional 16,000 metric tons in 2025.  This letter of intent is subject to the commissioning and operation of a pilot plant and a full-scale plant by the counter-party, the Company meeting certain quality and packaging specifications, and customary conditions.

Regulation

Graphite extraction and processing is regulated by the federal and state governments. Compliance with such regulations has a material effect on the economics of our operations and the timing of project development. Our primary regulatory costs have been, and are expected to relate to, obtaining licenses and operating permits from federal and state agencies before the commencement of production activities, as well as the cost for maintaining compliance with licenses and permits once they have been issued. The current environmental and technical regulatory requirements for the graphite extraction and processing industry are well established.  However, the regulatory process can make permitting difficult and timing unpredictable.

U.S. regulations pertaining to graphite extraction and processing may evolve in the U.S. However, at this time we do not anticipate any adverse impact from these regulations that would be unique to our operations.

Coosa Deposit

Graphite mining and processing in Alabama requires various permits, including those for any emissions to air, water, or other aspects of the environment.   Permits may be required from the State of Alabama, the U.S. Environmental Protection Agency, the Army Corps of Engineers, and other State and Federal Agencies as identified in the Company’s DFS.  Specifically for the mine, permits may be required in accordance with the Alabama Surface Mining Act of 1969, which is administrated by the Alabama Department of Labor (“DoL”). DoL issues mining permits, ensures that mine sites are properly bonded for reclamation purposes, and makes periodic inspections. The Company is currently in the process of determining the requirements for posting surety or negotiable bonds related to the area to be disturbed.  Future mining operations at the Coosa Deposit may be subject to the US National Environmental Policy Act process, with potential review by various federal agencies that may include US Environmental Protection Agency, the Army Corp of Engineers, and others.

In Alabama, any surface or groundwater withdrawals are managed through the Alabama Water Use Reporting Program. The Alabama Water Resources Act and associated regulations establish the requirements for water withdrawals. The process begins with the submittal of an application form called a “Declaration of Beneficial Use” and other required information to the Office of Water Resources (“OWR”) within the Alabama Department of Economic and Community Affairs. Once application information is reviewed and determined to be complete, OWR will issue a Certificate of Use (“COU”) that lists the applicant’s name and information concerning all registered surface and/or groundwater withdrawal points and their withdrawal information. Entities with a capacity to withdraw more than 100,000 gallons per day are required to register with OWR and obtain a COU. The COU certifies that proposed water use will not interfere with an existing water use and is beneficial.

Coosa Plant

For construction and operations of the Coosa Plant, the Company is required to obtain permits related to air emissions, water discharge, storm water drainage, and possibly other regulated waste.  On January 31, 2022, Westwater announced that it has received its National Pollutant Discharge Elimination System (“NPDES”) construction stormwater permit, which is required to commence site grading for the Coosa Plant. The NPDES permit has been issued by the State of Alabama under NPDES to ensure Westwater’s construction efforts comply with the Federal Clean Water Act as it relates to regulated disturbances and any stormwater runoff from the Coosa Plant site. The NDPES permit, when coupled with the Company’s best Management Practices, allows Westwater to commence site grading activities at the Coosa Plant.

In the fourth quarter of 2021, we submitted our air emission permit application for a synthetic minor source operating permit to Alabama Department of Environmental Management (“ADEM”).  The minor source air emission permit will allow the Company to begin vertical construction at the Coosa Plant site, and operate in compliance with the Federal Clean Air Act.  The Company expects ADEM to complete its review and issue the air emissions permit during the first half of 2022.

The Company is also required to obtain a Surface Indirect Discharge permit, which will allow the Company to utilize the municipal water treatment facility for wastewater discharges from the Coosa Plant.  This permit is expected to be applied for and received in 2022.

CORE VALUES AND ENVIRONMENT, SOCIAL AND GOVERNANCE (“ESG”) CONSIDERATIONS

Westwater operates according to its core values which incorporates ESG principles:

●	Safety:
●	Of each other
●	Of our environment
●	Of the communities where we work
●	Of our assets
●	Of our reputation
●	Cost Management
●	Effective and efficient use of our shareholders’ assets
●	Focus on first quartile cost performance
●	Reliability and Integrity
●	Highest level of performance every day
●	Improving our processes
●	Conservative promises well kept

The Company works to be a good corporate citizen and to safeguard our employees, operations, neighbors and local communities where our employees and stakeholders live and work.

As these core values apply to our daily work, ESG criteria are applied to our decisions and actions.  Further, Westwater intends to report its sustainability in accordance with the applicable guidelines established by the Sustainability Accounting Standards Board (“SASB”).  The SASB is an independent, private sector standards-setting organization dedicated to enhancing the efficiency of the capital markets by fostering high-quality disclosure of material sustainability information.

Environmental Criteria and Actions

The DFS for Phase I of the Coosa Plant was completed in October 2021. As part of the DFS, we have defined the raw material inputs, energy inputs, product streams, and waste streams, including air, water, solids and heat, for processing our graphite into battery products.  Integrated into these input and output streams, we are defining methods of minimizing impacts to our environment, including:

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

Greenhouse gas emissions: Estimates are being quantified and are expected to be finalized through detailed design work.  Operations for Phase I of the Coosa Plant are expected to begin during the first half of 2023.  At that time, Westwater will begin monitoring, measuring, and continuous improvement efforts related to its greenhouse gas emissions.

Air quality: Estimates are being quantified and are expected to be finalized through detailed design work.

Energy consumption: Estimates are being quantified and are expected to be finalized through detailed design work.

Wastewater management: We expect that the Coosa Plant will not have surface water connections to waters of the United States, nor are there any such jurisdictional waters of the United States at the Coosa Plant.  Westwater plans to pretreat the wastewater from the Coosa Plant through recycling, neutralizing and filtering to ensure it meets local wastewater disposal requirements.  Estimates are being quantified and are expected to be finalized through detailed design work.

Social Criteria and Actions

Westwater has a strong history in social license.  The Company has spent the last eight years providing scholarships to family members of the Cebolleta and Juan Tafoya Land Grants in New Mexico.  We have supported this scholarship effort over the years to ensure that young people are afforded an opportunity to attend colleges and universities.  As a result of this work, students in Veterinary Medicine, Mining Engineering, Nursing, Pharmacology, Criminal Justice and Business Management have been able to further their education.

As part of our Coosa Project design and analysis we are evaluating community needs, with input from the local stakeholders, and our ability to satisfy them – whether in education, infrastructure, or in other ways applicable to community needs.  Through the Alabama Industrial Training (“AIDT”) program, the Company is eligible to receive a cash reimbursement for the design of a customized training plan and process for recruitment, screening, and training new employees. In addition to the cash reimbursement for training, AIDT offers in-kind services, which includes items such as assistance with a pre-employment selection system, maintenance assessments, safety assistance and training, and robotic and programable logic controller automation training.  We seek to understand and minimize negative impacts to all of our stakeholders.  During 2021, Westwater has held a number of “townhall” meetings with the local community in Coosa County, Alabama, to maintain open and transparent communication as well as to hear and address any concerns of the community.  Westwater team members also hold memberships in the Coosa Riverkeepers and the Lake Martin Watch community group.

Westwater Team and Culture (Human Capital)

Our team and culture are keys to our success. Management aims to foster a diverse, equitable and inclusive culture.  We believe that a diverse workforce provides different viewpoints on business strategy, risk and innovation. We are committed to fostering solid relationships with all members of our workforce based on trust, treating workers fairly and providing them with safe and healthy working conditions. Our team is defined by a commitment to our mission, vision, and values, which includes providing a great place to work for teammates, being a good neighbor in the communities where we work and live, and being a good steward for our investors.

Westwater’s Board of Directors and management team has focused on hiring, succession planning and talent development to produce a strong and stable team. To that end, after a comprehensive search process that yielded many highly qualified candidates, Westwater hired Chad M. Potter as Westwater’s Chief Operating Officer on August 2, 2021. On February 7, 2022, following the announced retirement of Christopher M. Jones, President and Chief Executive Officer of the Company, the Board of Directors elected Mr. Potter President and Chief Executive Officer effective February 26, 2022.  Mr. Potter is a proven operations leader, whose unique skills and experience will be instrumental in leading Westwater and its subsidiaries through the construction, development, and future operation the Coosa Project. The addition of Mr. Potter will help position Westwater’s American-made battery graphite operations as best in class with a focus on safety, quality, integrity, and the protection of our environment.

Further, on May 10, 2021, after completing a comprehensive search process, Westwater hired Steven M. Cates as Westwater’s Chief Accounting Officer and Controller.  Mr. Cates is a proven financial manager whose skills and experience will be instrumental in this stage of anticipated growth and value creation at Westwater.

As of December 31, 2021, approximately 15 people were employed at Westwater.

Consistent with our core value of safety for each other, Westwater offers employment benefits including medical insurance, paid time off, sick leave, retirement plans for all teammates, and a bonus structure at all salaried levels of the organization. Additionally, we have a history of supporting the professional development of members of our workforce including financial support to those wishing to obtain advance degrees, and leadership seminars and training. We have, to date, provided key financial support that resulted in college degrees for three of our employees, or about 10% of our workforce.

Governance Criteria and Factors

Board of Directors

The Company’s business and affairs are overseen by the Board pursuant to the Delaware General Corporation Law and the Company’s Amended and Restated Bylaws, as amended (the “Bylaws”). Members of the Board are kept informed of the Company’s business through discussions with the President and Chief Executive Officer and key members of management, by reviewing materials provided to them and by participating in Board and Committee meetings. All members of the Board are elected annually by the stockholders.

Regular attendance at Board meetings and the Annual Meeting is expected of each director. Our Board held 15 meetings during 2021. No director attended fewer than 75% of the total number of Board and applicable Committee meetings (held during the period that such director served) in 2021. The independent directors met in executive session at several of the Board meetings held in 2021. All of the directors at the time attended the 2021 Annual Meeting of Stockholders.

Board Leadership Structure

The Company’s governing documents allow the roles of Chairman and Chief Executive Officer to be filled by the same or different individuals. This approach allows the Board flexibility to determine whether the two roles should be separate or combined based upon the Company’s needs and the Board’s assessment of the Company’s leadership from time to time. Currently, Mr. Cryan serves as Chairman and Mr. Jones serves as Chief Executive Officer. Effective February 26, 2022, Mr. Cryan will become Executive Chairman of the Company.

Safety and Sustainability Committee (previously the Health, Safety, and Environmental Committee)

We have methods in place to ensure we do our job to integrate and govern ESG work in our business.  We have a Safety and Sustainability Committee reporting directly to the entire Board of Directors of Westwater.  The Safety and Sustainability Committee held one meeting in 2021.  On May 21, 2021, the former Health, Safety and Environmental Committee was renamed by the Board as the Safety and Sustainability Committee, and a new charter was adopted that reads, in part:

The Committee’s primary purposes are to:

●	provide advice, counsel and recommendations to management on:
o	health, safety, loss prevention issues and operational security, and
o	issues relating to sustainable development, environmental management and affairs, community relations, human rights, government relations and communications; and
●	assist the Board in its oversight of:
o	health, safety, loss prevention and operational security issues relating to the Company;
o	sustainable development, environmental affairs, relations with communities and civil society, government relations, communications issues and human rights relating to the Company;

o	the Company’s compliance with regulations and policies that provide processes, procedures and standards to follow in accomplishing the Corporation’s goals and objectives relating to:
◾	health, safety, loss prevention issues and operational security ,and
◾	sustainable development, environmental management affairs, community relations, human rights, government relations and communications issues; and
o	management of risk related thereto.

We have direct experience in managing ISO 14001 Environmental Management Systems (“EMS”). These systems are designed to provide for reliable performance in sustainable management of businesses.  We are committed to the continual improvement of the EMS, according to compliance obligations, by following the principles and requirement of ISO 14001.  After the completion of our Phase I DFS, management has designed ISO 14001 based management systems to facilitate and govern our environmental performance.  This effort includes the establishment of a preliminary set of metrics for measuring that performance.

Audit Committee

We have a separately-designated Audit Committee composed solely of independent directors. The Audit Committee held four meetings in 2021.

The Audit Committee’s primary responsibilities are to:

●	assist the Board in discharging its responsibilities with respect to the accounting policies, internal controls and financial reporting of the Company;
●	monitor compliance with applicable laws and regulations, standards and ethical business conduct, and the systems of internal controls;
●	assist the Board in its oversight of the qualifications, independence and performance of the registered public accounting firm engaged to be the independent auditor of the Company; and
●	prepare the Audit Committee report required to be included in the Company’s proxy statements.

Compensation Committee

The Compensation Committee held five meetings in 2021. The Compensation Committee is responsible for assisting the Board in setting the compensation of the Company’s directors and executive officers and administering and implementing the Company’s incentive compensation plans and equity-based plans. See Item 11. Executive Compensation in this annual report for further discussion of the Compensation Committee’s roles and responsibilities as well as the Company’s compensation philosophy.

Nominating and Governance Committee

The Nominating and Corporate Governance Committee held one meeting during 2021, and its duties and responsibilities are to:

●	recommend to the Board director nominees for the annual meeting of stockholders;
●	identify and recommend candidates to fill vacancies occurring between annual stockholder meetings; and
●	oversee all aspects of corporate governance of the Company.

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

Board Diversity

Westwater’s Board of Directors is comprised of four independent directors, and currently has a 50/50 gender representation of the independent directors.  In 2021, Westwater was acknowledged by, and received an award, from BoardConnect by the Women’s Leadership foundation for achieving gender balance on its Board of Directors.  Westwater is currently one of only eight public companies in Colorado to have achieved this balance.

Covid-19

The COVID-19 pandemic has not had a significant impact on Westwater’s corporate business activities. Prior to March 1, 2021, Westwater reduced utilization of its offices and instituted remote working arrangements to ensure that some employees were able to work remotely using systems that already were in place. On March 1, 2021, Westwater reopened its Centennial corporate facility and allowed employees to return to the office to work together with appropriate health protocols in place. Westwater’s continued focus on the health and safety of employees, the safety of operations, and the safety of the communities in which our employees live and work remains paramount. To that end, Westwater has continued to restrict unnecessary travel, and ensured that employees are permitted to take time off due to illness or the illness of those around them without penalty.

AVAILABLE INFORMATION

Our internet website address is www.westwaterresources.net. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of 15(d) of the Exchange Act, are available free of charge through our website under the tab “Investor” as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. We also make available on our website copies of materials regarding our corporate governance policies and practices, including our Code of Ethics, Nominating and Governance Committee Charter, Audit Committee Charter and Compensation Committee Charter. You may read and copy any materials we file with the SEC at the SEC’s website at http://www.sec.gov. You may also obtain a printed copy of the foregoing materials by sending a written request to: Westwater Resources, Inc., 6950 S. Potomac Street, Suite 300, Centennial, Colorado 80112, Attention: Information Request, or by calling 303.531.0516. The information found on our internet website is not part of this or any report filed or furnished to the SEC.

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

Risks Related to Our Business

We face a variety of risks related to our planned battery-graphite manufacturing business.

We plan to develop a battery-graphite manufacturing business that produces low-cost, high-quality, and high-margin graphite products for battery manufacturers. The planned battery-graphite manufacturing business is significantly different from our historic mining operations and carries a number of risks, including, without limitation:

●	unanticipated liabilities or contingencies, including those related to intellectual property;
●	the need for additional capital and other resources to expand into the battery-graphite manufacturing business;
●	competition from better-funded public and private companies, including from producers of synthetic graphite, and competition from foreign companies that are not subject to the same environmental and other regulations as the Company;
●	difficulty in hiring personnel or acquiring the intellectual property rights and know-how needed for the proposed battery-graphite manufacturing business; and
●	the potential for interruptions in our sources of graphite prior to operation of the Coosa Deposit due to environmental, political unrest, supply chain disruptions and transportation risks, and regulatory changes.

Entry into a new line of business may also subject us to new laws and regulations with which we are not familiar, and may lead to increased litigation and regulatory risk. Further, our battery-graphite manufacturing business model and strategy are still evolving and are continually being reviewed and revised, and we may not be able to successfully implement our business model and strategy. We may not be able to produce graphite with the characteristics needed for battery production, and we may not be able to attract a sufficiently large number of customers. Neither the Company nor any member of its management team has directly engaged in producing graphite before, and our lack of this specific experience may result in delays or further complications to the new business. If we are unable to successfully implement our new battery-graphite manufacturing business, our revenue and profitability may not grow as we expect, our competitiveness may be materially and adversely affected, and our reputation and business may be harmed.

In developing our planned battery-graphite manufacturing business, we have and will continue to invest significant time and resources. Initial timetables for the development of our battery-graphite manufacturing business may not be achieved. Failure to successfully manage these risks in the development and implementation of our new battery-graphite manufacturing business could have a material adverse effect on our business, results of operations and financial condition.

The construction and operation of the Coosa Project is subject to delays, cost overruns or may not produce expected benefits.

Construction projects are subject to broad and strict government supervision and approval procedures, including but not limited to project approvals and filings, construction land and project planning approvals, environment protection approvals, pollution discharge permits, work safety approvals and the completion of inspection and acceptance by relevant authorities. As a result, we may be subject to administrative uncertainty, fines or the suspension of work on such projects.

Construction delays related to the Coosa Plant or failure to operate the Coosa Plant in accordance with agreements with the State of Alabama and local municipalities could result in the loss of otherwise available tax credits and incentives.

To the extent we are unable to successfully complete construction on time or at all, our ability to develop the Coosa Project could be adversely affected, which in turn could have a material adverse effect on our business, growth prospects, results of operations and financial condition.

The Company may incur unexpected costs or delays in the construction of the Coosa Plant.

The Company is in the process of developing and constructing the Coosa Plant.  The completion of the Coosa Plant without delays or significant cost overruns involves substantial risks that may occur, including the accuracy of the estimates and findings in the DFS; successful negotiation of construction contracts; challenges with managing contractors and vendors; subcontractor performance; adverse weather conditions and natural disasters; contractor and/or vendor delays; increased costs, shortages, or inconsistent quality of equipment, materials, and labor; delays due to judicial or regulatory action; nonperformance under construction or other agreements; engineering or design problems; negative impacts of the COVID-19 pandemic or future pandemic health events; work stoppages; continued public and policymaker support for the project; environmental and geological conditions; and challenges with start-up activities and operational performance.  Additionally, the Coosa Plant includes the Company’s improved method for purification of graphite concentrate and is a design process that has not previously been constructed.

The Company is not producing any products at a commercial scale at this time. As a result, we do not currently have a reliable source of operating cash. If we cannot successfully transition to commercial scale production of graphite and vanadium, partner with another company that has cash resources, find other means of generating and/or access additional sources of private or public capital, we may not be able to remain in business.

We do not have a committed source of financing for the development of our graphite or vanadium projects. Pursuant to our DFS, the remaining capital expenditures to construct Phase I of the Coosa Plant are estimated at approximately $198 million, and delays in constructing the commercial scale processing facility and other cost overruns may increase that estimate significantly. As of December 31, 2021, we have approximately $115.3 million in cash, and there can be no assurance that we will be able to obtain financing on commercially reasonable terms, if at all, for the remainder of the amount needed to construct Phase I of the Coosa Plant or develop our properties. Our inability to construct the Coosa Plant or develop our properties would have a material adverse effect on our future operations.

We have incurred losses and have had no revenue from operations since 2009, and we expect to continue to incur losses in the foreseeable future. We have no way to generate cash inflows outside of financing activities and we will continue to incur operating losses until we begin graphite and/or vanadium production on a scale sufficient to generate revenues to fund continuing operations, which cannot be assured. Our future graphite production is dependent on completion of the Coosa Plant and successful implementation of graphite purification technology. Our future vanadium production is dependent upon the completion of an evaluation plan that will assess the amount, location and size of vanadium concentrations at our Coosa Deposit in Alabama. We can provide no assurance that we will successfully produce graphite on a commercial scale, that our properties will be placed into production or that we will be able to continue to find, develop, acquire and finance additional mineral resources or reserves. If we fail to reach commercial scale production and cannot find other means of generating revenue other than producing graphite and vanadium and/or access additional sources of private or public capital, we may not be able to remain in business and holders of our securities may lose their entire investment.

Volatility in graphite and vanadium prices may result in the Company not receiving an adequate return on invested capital.

Unless and until the Company produces natural graphite from the Coosa Deposit in Alabama, which is not projected to occur until the next six to eight years at the earliest, the Company will be exposed to fluctuations in the price of natural flake graphite, which may increase substantially as the demand for graphite increases. In addition, the Company’s graphite and vanadium exploration and development activities may be significantly adversely affected by volatility in the price of graphite or vanadium. The success of our mining operations and ability to achieve positive cash flow is dependent on our ability to develop our properties and then operate them at a profit sufficient to finance further mining activities and for the acquisition and development of additional properties. Any profit will necessarily be dependent upon, and affected by, the long and short-term market prices of graphite and vanadium. Mineral prices fluctuate widely and are affected by numerous factors beyond the Company’s control such as global and regional supply and demand, interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, and the political and economic conditions of mineral-producing countries throughout the world. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company’s graphite and vanadium activities not producing an adequate return on invested capital to be profitable or viable. In addition, a significant, sustained drop in graphite and vanadium prices would cause us to recognize impairment of the carrying value of our graphite and vanadium or other assets, which could have an adverse impact on the Company’s financial conditions and results of operations

Our operations are subject to environmental risks.

We are required to comply with environmental protection laws, regulations and permitting requirements in the United States, and we anticipate that we will be required to continue to do so in the future in connection with our Coosa Project. We have expended significant resources, both financial and managerial, to comply with environmental protection laws, regulations and permitting requirements, and we anticipate that we will be required to continue to do so in the future. The material laws and regulations within the U.S. include the Clean Air Act, Clean Water Act, Safe Drinking Water Act, Federal Land Policy Management Act, National Park System Mining Regulations Act, the State Mined Land Reclamation Acts or State Department of Environmental Quality regulations and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of the NEPA, the National Pollution Discharge Elimination System (NPDES) and Section 404 of the Clean Water Act (CWA) as applicable.

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

Because we have limited capital, we may be unable to withstand significant losses that can result from inherent risks associated with manufacturing and mining, including environmental hazards, industrial accidents, flooding, earthquake, pandemics, interruptions due to weather conditions and other acts of nature which larger competitors could withstand. Such risks could result in damage to or destruction of our infrastructure and production facilities, as well as to adjacent properties, personal injury, environmental damage and processing and production delays, causing monetary losses and possible legal liability.

We are dependent on experts and subject to workforce factors that could affect operations.

Our business and mineral exploration and processing programs depend upon our ability to employ the services of geologists, engineers and other experts. In operating our business and in order to continue our projects, we compete for the services of professionals with other mineral exploration and processing companies and businesses. Our ability to maintain and expand our business and continue our development of the Coosa Project may be impaired if we are unable to continue to engage those parties currently providing services and expertise to us or identify and engage other qualified personnel to do so in their place.

We must attract, train and retain a workforce to meet future needs for the development of the Coosa Project.  To retain key employees, we may face increased compensation costs, including potential new stock incentive grants and there can be no assurance that the incentive measures we implement will be successful in helping us retain our key personnel.  Increased costs and reduced supply of labor may lead to operating challenges.  Failure to hire and adequately train employees and retain key employees may adversely affect the Company’s ability to manage and operate its business.

Our patents and other protective measures may not adequately protect our proprietary intellectual property, and we may be infringing on the rights of others.

Our intellectual property, particularly our proprietary rights to an improved method for the purification of graphite concentrate, is critical to our success. We have filed patent applications in the United States, and we generally enter into confidentiality and invention agreements with our employees and consultants. We cannot assure that a patent application will result in an issued patent and our failure to secure rights under the patent application may limit our ability to protect the intellectual property rights at the core of our proposed graphite production business. In addition, such patent protection and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons generally applicable to patents and their granting and enforcement. In addition, the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may be expensive. Our inability to protect our proprietary intellectual property rights or gain a competitive advantage from such rights could harm our ability to generate revenues and, as a result, our business and operations.

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

Pandemics, epidemics or disease outbreaks, including the novel coronavirus (COVID-19 virus), may disrupt our business, supply chains and the business of our business partners, which could materially affect our operations, liquidity and results of operations.

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

It is possible that the continued spread of COVID-19 could also further cause disruption in our supply chains, adversely affect our business partners, delay our plans to advance our commercial facilities or cause other unpredictable events. We continue to work with our stakeholders to address this global pandemic responsibly. In addition, we continue to monitor the situation, to assess further possible implications to our business, and to take actions in an effort to mitigate adverse consequences. We cannot at this time predict the impact of the COVID-19 pandemic, but it could have material adverse effects on our business, financial position, results of operations and/or cash flows.

The timing and amount of compensation relating to the revocation of the mining and exploration licenses for our Temrezli and Sefaatli projects is yet to be determined.

On June 20, 2018, the General Directorate of Mining Affairs, a department of the Turkish Ministry of Energy and Natural Resources, notified the Company that the mining and exploration licenses for its Temrezli and Sefaatli projects located in Turkey had been revoked and potential compensation would be proffered. Westwater has reached out on numerous occasions to the Turkish government to resolve this dispute amicably, to reinstate the licenses and to remedy its unlawful actions, but to no avail. As a result, on December 13, 2018 Westwater filed a Request for Arbitration against the Republic of Turkey before the International Centre for the Settlement of Investment Disputes (“ICSID”), pursuant to the Treaty between the United States of America and the Republic of Turkey concerning the Reciprocal Encouragement and Protection of Investments, seeking damages and other relief. On December 21, 2018, ICSID advised that it had formally “registered” the Request for Arbitration. On March 11, 2020, Turkey filed a request to bifurcate the arbitration proceeding, and on March 30, 2020, Westwater filed a response in opposition to Turkey’s request for bifurcation. On April 28, 2020, the arbitral tribunal denied Turkey’s bifurcation request. On May 13, 2020, Turkey filed with the arbitral tribunal a request, which Westwater elected not to oppose, to extend the date on which their Counter-Memorial must be filed (and to change dates for subsequent pleadings as well as document production and witness identification deadlines), which the tribunal approved on June 3, 2020. As a result of these decisions by the tribunal, Turkey filed its Counter-Memorial on September 14, 2020. The hearing on the substantive issues and damages occurred in the third quarter of 2021.  The Company does not expect a formal ruling on the matter until the second half of 2022.

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

The Company discovered vanadium concentrations at the Coosa Deposit and is executing an exploration plan to further investigate the size and extent of those concentrations. While there can be no assurance that the size and extent of those concentrations will end up being economically feasible, even if the Company finds vanadium in sufficient quantities to warrant recovery, it ultimately may not be recoverable. Finally, even if any vanadium is recoverable, the Company does not know whether recovery can be done at a profit. Our vanadium activities are highly prospective, face a high risk of failure and may not result in any benefit to the Company.

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

The Company does not have and may not be able to obtain surface or access rights to all or a portion of the Coosa Deposit.

Although the Company has rights to the minerals in the ground at the Coosa Deposit, the Company does not have rights to, or ownership of, the surface to the areas covered by its mineral rights. While applicable mining laws usually provide for rights of access to the surface for the purpose of carrying on mining activities, the enforcement of such rights through the courts can be costly and time consuming. It may be necessary for the Company to negotiate surface access or to purchase the surface rights if long-term access is required. There can be no guarantee that, despite having the right at law to access the surface and carry-on mining activities, the Company will be able to negotiate satisfactory agreements with any such existing landowners/occupiers for such access or purchase such surface rights, and therefore it may be unable to carry out planned exploration or mining activities at the Coosa Deposit. In addition, in circumstances where such access is denied, or no agreement can be reached, the Company may need to rely on the assistance of local officials or the courts in such jurisdiction, the outcomes of which cannot be predicted with any certainty. The inability of the Company to secure surface access or purchase required surface rights could materially and adversely affect the timing, cost or overall ability of the Company to develop any mineral deposits it may locate at the Coosa Deposit.

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

Title to the Coosa Deposit may be subject to defects in title or other claims, which could affect our property rights and claims.

There are risks that title to the Coosa Deposit may be challenged or impugned. There may be valid challenges to the title of the Coosa Deposit which, if successful, could impair development or operations. This is particularly the case because we hold our interest solely through a lease, as such interest is substantially based on contract as opposed to a direct interest in the property.

The lease agreements pursuant to which the Company has interests in the Coosa Deposit provide that the Company must make a series of cash payments over certain time periods. Failure by the Company to make such payments in a timely fashion may result in the Company losing its interest in the Coosa Deposit. There can be no assurance that the Company will have, or be able to obtain, the necessary financial resources to be able to maintain the lease agreements in good standing, or to be able to comply with all of its obligations thereunder, which could result in the Company forfeiting its interest in the Coosa Deposit.

Risks Related to Ownership of Our Common Stock

Our stock price has been and may continue to be volatile and may fluctuate significantly, which may adversely impact investor confidence and results and increase the likelihood of securities class action litigation.

Our common stock price has experienced substantial volatility in the past and may remain volatile in the future. During 2021, the sale price of our common stock ranged from a high of $10.71 per share to a low of $2.12 per share. Volatility in our stock price can be driven by many factors including, but not limited to, market conditions in the energy materials industry, announcements that we may make regarding our business plans or strategy, including announcements concerning our anticipated battery-graphite business, the substantial increase in the sale and issuance of shares of our common stock to finance our operations and the accuracy of expectations and predictions of analysts and the market as they pertain to our future business prospects. In addition, the price of our common stock may increase or decrease substantially for reasons unrelated to our operating performance or prospects. If our common stock continues to experience substantial price volatility, any shares investors purchase may rapidly lose some or substantially all of their value.

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

Furthermore, our ability to raise funds through the issuance of equity or otherwise use our common stock as consideration is impacted by the price of our common stock.  A low stock price may adversely impact our ability to fund our operating and growth plans, including Phase I of the Coosa Plant, which would harm our business and prospects.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Coosa Deposit

Through its acquisition of Alabama Graphite, Westwater gained control of an advanced graphite exploration project at the Coosa Deposit. The deposit is situated in east-central Alabama, approximately 50 miles southeast of the city of Birmingham and approximately 30 west of Kellyton, Alabama.

General. The Coosa Deposit is situated in east-central Alabama, near the western end of Coosa County. The Coosa Deposit is located near the southwestern-most extent of the Alabama Graphite Belt.

The Property. The Coosa Deposit is comprised of a lease of privately-owned mineral rights from a single landowner covering an overall area of approximately 41,964 acres (approximately 65.6 square miles). The various property parcels that comprise the lease are contiguous with each other, except for a few small and isolated parcels which are situated in the far south part of the project area. The lease has a series of five-year terms (commencing August 1, 2012) that are not to exceed 70 years in total. Under the terms of the lease the Company is required to make annual payments of

$10,000 for the original lease in order to maintain our property rights. The Company is obligated to pay the owner of the mineral estate a net smelter return royalty of 2.00% for any production and sale of graphite, vanadium and other minerals derived from the leased lands. There is a further obligation to pay a 0.50% net smelter return royalty, not to exceed $150,000, and make payments of $100,000 at the time of completion of a “bankable feasibility study” and an additional $150,000 upon completion of “full permitting” of the leased property. These payments are payable to an unaffiliated third-party. The Company does not hold any surface rights in the project area.

Accessibility. Access to the Coosa Deposit is good. The general area of the Coosa Deposit is accessible from local and regional population centers via a network of paved federal, state and county two-lane highways. Various parts of the project lands are traversed by numerous partially maintained dirt and gravel logging roads.

History. The Coosa Deposit is situated near the southwestern end of the Alabama Graphite Belt, which is a northeast-trending group of graphite deposits and occurrences that are situated in the central and eastern parts of the state. The initial attempt to produce graphite mineralization in the Alabama Graphite Belt commenced in 1888, with efforts focusing upon prospects located to the northeast of the region of the Coosa Deposit. The first commercial production of graphite from deposits in the Alabama Graphite Belt was in 1899 and limited activities continued at least into the 1940s. Within the lands that comprise the Coosa Deposit, graphite production was carried out at the Fixico mine, which operated intermittently between 1902 and 1908. Other graphite prospects in the project area were evaluated but no efforts were made to mine any other prospects in the project area. Alabama Graphite acquired property rights that comprise the Coosa Deposit and carried out trenching and drilling programs and completed an aerial geophysical survey of a portion of the project area between 2012 and 2015.

Project Geology. The Coosa Deposit is located at the southern-most end of the Appalachian mountain range in east-central Alabama. Within the Appalachian Mountains a group of Precambrian to Paleozoic age metamorphic rocks host scattered graphite deposits, in an area known as the Alabama Graphite Belt. At the Coosa Deposit, graphite mineralization, sometimes associated with vanadium mineralization, is hosted within the Higgins Ferry Group, which is comprised of coarse to fine-grained biotite-feldspar-quartz gneiss, various quartz-muscovite and quartz-muscovite-graphite schist, quartzite and altered mafic rocks. The rocks of the Higgins Ferry Group are thought to be Precambrian to Paleozoic in age. In the project area, graphite (and vanadium) mineralization is hosted in a series of quartz-muscovite-biotite-graphite and quartz-graphite schists that are generally medium to coarse grained, and are moderately foliated and somewhat contorted. The graphitic schist units are occasionally cut by pegmatites, which are unmineralized with respect to graphite and vanadium. Graphite grades in the quartz-muscovite-biotite-graphite schist are generally 1 percent graphite or less, while graphite grades in the quartz-graphite schist commonly exceed 1 percent. The graphitic schists are moderately to strongly weathered to depths that may extend 10s of feet to occasionally more than 100 feet, and can generally be considered to be surface minable.

Project Activities. Prior to its acquisition by Westwater, Alabama Graphite carried out several exploration programs to identify and partially define the potential extent and magnitude of graphite mineralization at the Coosa Deposit, including core and sonic drilling, trenching and sampling, and an airborne geophysical survey. As a result of this exploration, a near-surface graphite deposit was partially defined in the central portion of the project area. A study of the potential magnitude and extent of the graphite resources of the Coosa Deposit was completed by an independent third-party engineering firm, as was the preparation of a preliminary mine plan for possible future development of the deposit, which were both completed by Alabama Graphite prior to its acquisition by Westwater.

Permitting Status. The Company holds an exploration license from the State of Alabama for the Coosa Deposit, and is currently reviewing and applying for local, State, and federal permits for future development.

Coosa Plant

The Coosa Plant is located near Kellyton, Alabama and five miles northwest of Alexander City, Alabama. AGP executed a land lease with the Lake Martin Area Industrial Development Authority, providing AGP rights to approximately 70 acres to construct and operate the Coosa Plant.  Westwater plans to develop the Coosa Plant in two phases (Phases I and II).

Construction activities for Phase I of the Coosa Plant began in the fourth quarter of 2021 with completion expected in the first half of 2023. A plan and design for Phase II is in place at a pre-feasibility level (“PFS”). The future estimated costs to develop and expected production for each phase of the Coosa Plant development is based on Westwater’s completed DFS, for Phase I, and the PFS for Phase II.

Production Pilot Operations

The Company completed its pilot program in 2021 and produced approximately 13 metric tonnes of battery-grade graphite products. During the pilot scale program, graphite concentrates were purified and turned into battery grade advance products.  The majority of the pilot program was performed at contracted laboratories. The purified material was manufactured into our three products, purified micronized graphite, coated spherical purified graphite and delaminated expanded graphite. The results of the pilot program were used to inform the results of the Company’s DFS, and to provide samples to potential customers.

Project Development Plan

Phase I: Beginning in the first half 2023, the Coosa Plant is expected to process graphite concentrate to produce approximately 3,700 mt of ULTRA-CSPG™ and 3,800 mt of SPG fines, annually. Graphite concentrate feedstock is anticipated to be supplied from outside sources until at least 2028.

Phase II: Upon completion of Phase II, the Company expects to produce approximately 15,800 mt of ULTRA-CSPG™ and 16,600 mt of SPG fines.

INFRASTRUCTURE

The Company’s carrying value of property, plant and equipment at December 31, 2021 is as follows:

	Net Property, Plant and Equipment at December 31, 2021
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Other property, plant and equipment	4,462	28	4,490
Construction in progress	1,017	—	1,017
Total	$14,451	$28	$14,479

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

ARBITRATION AGAINST TURKEY

On December 13, 2018, Westwater filed a Request for Arbitration against the Republic of Turkey before the International Centre for the Settlement of Investment Disputes (“ICSID”), pursuant to the Treaty between the United States of America and the Republic of Turkey concerning the Reciprocal Encouragement and Protection of Investments, seeking damages and other relief. The Request for Arbitration was filed as a result of the Republic of Turkey’s unlawful actions against the Company’s licenses for the Temrezli and Sefaatli uranium projects owned by Westwater’s Turkish subsidiary Adur Madencilik Limited Sirketi (“Adur”). Specifically, in June 2018, the Turkish government cancelled all of Adur’s exploration and operating licenses with retroactive effect, rendering Westwater’s investment in Adur effectively worthless. While the Turkish authorities had variously issued, renewed and overseen these licenses for more than a decade, in June 2018 they asserted that those licenses were issued by mistake and that the Turkish government has a governmental monopoly over all uranium mining activities in Turkey, in violation of Westwater’s rights under both Turkish and international law. Westwater reached out on numerous occasions to the Turkish government to resolve this dispute amicably, to reinstate the licenses and to remedy Turkey’s unlawful actions, but to no avail.

As a result, on December 13, 2018, Westwater filed before ICSID its arbitration request against the Republic of Turkey. On December 21, 2018, ICSID registered Westwater’s Request for Arbitration. On May 1, 2019, the three-member ICSID Panel for the arbitration was established – one of the panel members was selected by Westwater, another was selected by Turkey, and the third panel member (serving as the Chair) was selected by the two party-appointed arbitrators. On September 9, 2019, the ICSID Panel issued Procedural Order #1, which placed the locale for the proceeding in Washington, DC, and set numerous dates for both parties to make various filings.

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

OTHER

The Company is subject to periodic inspection by certain regulatory agencies for the purpose of determining compliance by the Company with the conditions of its permits and licenses. In the ordinary course of business, minor violations may occur; however, these are not expected to result in material expenditures or have any other material adverse effect on the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK INFORMATION

Our common stock is traded on the NYSE American Capital Market under the symbol “WWR.” As of February 7, 2021, there were 105 holders of record of our common stock.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements as of and for the two years ended December 31, 2021 and 2020, and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” above and elsewhere in this Annual Report on Form 10-K. See “Cautionary Note Regarding Forward-Looking Statements” above.

INTRODUCTION

Westwater Resources, Inc. is a 44-year-old public company focused on developing battery-grade natural graphite materials. Westwater now is focused on battery-grade natural graphite materials after its acquisition of Alabama Graphite in April 2018. Combined with the anticipated construction of the Coosa Plant near Kellyton, Alabama, the Company is executing an exploration plan to further investigate the size and extent of mineral concentrations at the Coosa Deposit, located near Rockford, Alabama, and to increase our knowledge of the deposit as a whole.

SUMMARY OF RECENT DEVELOPMENTS

In October 2021, Westwater completed the DFS for Phase I of the Coosa Plant.  The DFS defined the key technological components for the Phase I of the Coosa Plant, assessed the processes, equipment and facilities required, and provided the design of Phase I of the Coosa Plant. The DFS also affirmed management’s evaluation and assessment of the entire project and its associated financial investment. Phase I of the Coosa Plant is expected to produce 3,700 mt of ULTRA-CSPG™ per year, and 3,800 mt of SPG Fines per year for 35 years.  Phase I production is anticipated to commence in 2023.  Phase II of the Coosa Plant is expected to increase production to 15,800 mt of ULTRA-CSPG™  and 16,600 mt of SPG Fines per year.   Phase II will be the subject of an updated definitive feasibility study, upon completion and commissioning of Phase I of the Coosa Plant.

Westwater has contracted with several world-renowned engineering and technology organizations to engineer, procure and construct Phase I of the Coosa Plant, notably:

●Samuel Engineering organized, coordinated and developed the overall DFS and is providing the plant engineering and design required for plant construction.
●Dorfner Anzaplan engineered and designed the purification process and designed and operated the pilot program.

In November 2021, Westwater established the construction management process and team. Key partners in the team were hired:  Fite Construction as the construction manager; and Samuels Engineering for engineering and procurement. Construction activities began in December 2021.   We are working to secure other contractors and have focused on ordering specialized equipment that have long lead times from manufacturers that were identified in, and were part of, the DFS.

On October 11, 2021, Westwater announced that its Board of Directors approved the purchase of two buildings adjacent to the plant.   The two structures total 90,000 square feet of enclosed space, and will be used for administration, training, lab work and warehousing.  The two structures saved Westwater money and construction time as compared to building them from the ground-up.

Westwater continued exploration activities through 2021 with a drilling program on the Coosa Deposit, which is also designed to evaluate the economic viability of vanadium. Core test samples were sent to independent laboratories for analysis, and the results from the drilling will be analyzed and evaluated for inclusion in our resource estimate in 2022.

Also, in 2021 Westwater completed the production of over 13 mt of purified graphite from its pilot program for performance testing. Westwater sent samples to a number of potential customers, and those samples are under evaluation. The Westwater sales and marketing team engaged with a number of potential customers, and on November 17, 2021 Westwater announced a Letter of Intent to negotiate the terms for the potential sale of 125-150 mt of CSPG for lithium-ion batteries to a battery materials manufacturer, with delivery currently expected in 2023, subject to the commissioning and operation of a pilot plant and a full-scale plant by the counterparty, the Company meeting certain quality and packaging specifications, and customary conditions.

For additional information related to the recent development above and other 2021 business developments please see “Key Business and Corporate Developments in 2021” under Item 1. Description of Business in this Annual Report.

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

To the extent that the COVID-19 pandemic continues or worsens, including by reason of the emergence of variant strains of the virus, local governments or governmental agencies may impose additional restrictions. The result of COVID-19 and those restrictions could result in a number of adverse impacts to Westwater’s business, including but not limited to additional disruption to the economy, additional work restrictions, and supply chains being interrupted, slowed, or rendered inoperable. As a result, it may be challenging to obtain and process raw materials to support business needs, and individuals could become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Governments may also impose other laws, regulations or taxes which could adversely impact Westwater’s business, financial condition or results of operations. The potential effects of COVID-19 could also impact Westwater in a number of other ways including, but not limited to, laws and regulations affecting business, the availability of future borrowings, the cost of borrowings, and potential impairment of the carrying value of long-lived tangible assets.

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

Westwater’s corporate business activities are largely unaffected at this time by the COVID-19 pandemic. Prior to March 1, 2021, Westwater reduced utilization of its offices and initiated remote working arrangements to ensure that some employees were able to work remotely using systems that already were in place. On March 1, 2021, Westwater reopened its Centennial corporate facility and allowed employees to return to the office to work together with appropriate health protocols in place. Westwater’s continued focus on the health and safety of employees, the safety of operations, and the safety of the communities in which our employees live and work remains paramount. To that end, Westwater has continued to restrict unnecessary travel, and ensured that employees are permitted to take time off due to illness or the illness of those around them without penalty.

Equity Financings

Capital Raises during the Year ended December 31, 2021

During the year ended December 31, 2021, the Company sold approximately 6.1 million shares of common stock for net proceeds of $34.6 million pursuant to the 2020 Lincoln Park PA. Additionally, the Company sold approximately 10.0 million shares of common stock for net proceeds of $49.5 million pursuant to the ATM Offering Agreement with Cantor. These shares were sold pursuant to a prospectus supplement filed on August 20, 2021, and in accordance with Rule 424(b)(5) as a takedown off the Company’s shelf registration statement, which had been declared effective by the Commission on July 8, 2021.

As a result of the equity financing activities above, the Company received total net proceeds of $84.1 million, resulting in a cash balance of approximately $115.3 million at December 31, 2021. The significant treasury balance is sufficient to fund the Company’s 2022 operating budget as well the Company’s remaining product development costs, and the Company anticipates making a continued investment in Phase I of the Coosa Plant throughout 2022.

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

RESULTS OF OPERATIONS

Summary

Our net loss from continuing operations for the year ended December 31, 2021 was $16.1 million, or $0.49 per share, as compared with a net loss from continuing operations of $13.9 million, or $1.58 per share for the same period in 2020. The $2.2 million increase in our net loss from continuing operations was due primarily to increases in product development, exploration expenses, general and administrative, and arbitration costs; offset partially by a gain related to the sale of enCore common stock of $2.1 million.

Product development expenses

Product development expenses for the year ended December 31, 2021, were $6.0 million, an increase of $1.9 million compared to the prior year. Product development costs were primarily comprised of expenses for our DFS, which began in February 2021 and was completed in October 2021, and our product development program that continued through the end of 2021. The product development program includes costs incurred to collaborate with outside experts for lab work, product testing and other auxiliary costs associated with the Coosa Project.

Exploration expenses

Exploration expenses for the year ended December 31, 2021, were $1.1 million.  During 2021, we launched an exploration plan to further investigate the size and extent of graphite concentrations at the Coosa Deposit, and to evaluate vanadium mineralization to determine any economic potential.

General and administrative expenses

Significant expenditures for general and administrative expenses for the years ended December 31, 2021 and 2020 were:

	For the year ended December 31,
	2021	2020

	(thousands of dollars)
Stock compensation expense	$879	$367
Salaries and payroll burden	2,858	3,110
Legal, accounting, public company expenses	2,625	2,182
Insurance and bank fees	656	658
Consulting and professional services	605	234
Office expenses	603	471
Sales and marketing	546	271
Other expenses	103	50
Total general and administrative expenses	$8,875	$7,343

(Less) General and administrative expenses from discontinued operations	—	(1,665)

General and administrative expenses from continuing operations	$8,875	$5,678

General and administrative expenses increased by approximately $3.2 million as compared with 2020. The primary drivers of this increase is due to higher costs related to an increase in stock compensation, higher public company expenses related to the annual shareholder meeting and moving to the NYSE American from the NASDAQ, and higher costs related to the Company’s sales and marketing efforts that began in the third quarter of 2020. The increase is offset partially by lower personnel costs due to the sale of our uranium business at December 31, 2020.

Arbitration Costs

During the year ended December 31, 2021, Westwater incurred legal and expert consulting costs of $2.2 million associated with the Request for Arbitration against the Republic of Turkey. This represents an increase of $0.7 million compared to the prior year. For further reference, see discussion at Part I, Item 3 of this annual report on Form 10-K.

Mineral property expenses

Mineral property expenses were $0.1 million for the year ended December 31, 2021, an increase of approximately $0.1 million compared to the prior year.  The increase in mineral property expenses was due to higher payments to land and surface owners for increased activities related to our exploration program.

Non-operating income and expenses

The Company recorded a $2.1 million gain on the sale of enCore shares during the year ended December 31, 2021.  As part of the sale of uranium assets to enCore on December, 31, 2020, Westwater received shares of enCore common stock.  The enCore common stock was originally valued at $1.5 million at December 31, 2020, and sold during the fourth quarter of 2021 for net proceeds of $3.6 million.

Net Loss from Discontinued Operations

Westwater sold its uranium business on December 31, 2020. As a result, the net loss from discontinued operations was $9.7 million for the year ended December 31, 2020. See Note 3 and Note 12 to the financial statements for additional information.

FINANCIAL POSITION

Operating Activities

Net cash used in operating activities was ($16.9) million for the year ended December 31, 2021, as compared with ($15.2) million for the prior year. The $1.7 million increase in cash used in operating activities was due primarily to increased graphite product development, exploration, general and administrative, and arbitration costs.

Investing Activities

Net cash used in investing activities was ($2.1) million for the year ended December 31, 2021, as compared with ($4.1) million of cash used in investing activities for the prior year. The decrease was primarily a result of cash received of $3.6 million, net of fees, related to the sale of enCore common shares in the fourth quarter of 2021; offset by capital expenditures related to Phase I of the Coosa Plant of ($3.4) million and deposits on processing equipment related to Phase I of Coosa Plant of ($2.7) million. The ($4.1) million in cash used in 2020 was primarily related to cash transferred upon the sales of the uranium assets.

Financing Activities

Net cash provided by financing activities was $84.0 million for the year ended December 31, 2021 as compared with $63.9 million in 2020. Cash inflow for both years was from the sales of common stock through the Company’s ATM Offering Agreement, and the 2020 Lincoln Park PA, and a previous purchase agreement with Lincoln Park which terminated in May 2020. The $20.0 million increase in 2021 was primarily due to greater shelf registration capacity with which to offer registered shares under the ATM Offering Agreement.

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

In 2016, the Company began to expand its business plan into acquisition and development of energy-related materials. Between 2016 and 2020 the Company obtained mineral leases in Nevada and Utah and evaluated a green-fields exploration program for lithium.  In 2018, the Company acquired Alabama Graphite for the purpose of developing the only commercial sized graphite mineral deposit in the contiguous United States and production of advanced graphite products for use in batteries. In the third quarter of 2020, the Company made the strategic decision to focus most of its resources on its graphite business, discontinuing its investment in its lithium mineral properties and selling its uranium business.

As of December 31, 2021, execution of the business plan for development of the Coosa Project was underway, with the completion of its pilot program for processing flake graphite into battery-grade graphite products. The start-up of operations for the pilot program commenced in the fourth quarter of 2020 and completed during the fourth quarter of 2021. The Company used the data generated from the pilot program to inform the requirements and specifications for building the Coosa Plant. Pursuant to the DFS for Phase I of the Coosa Plant, the estimated remaining capital expenditures to construct the commercial plant as of December 31, 2021 are approximately $198 million. Subject to financing, the Company expects the construction phase for Phase I of the Coosa Plant to continue through 2022 and be completed in the first half of 2023, at which time the Company expects to begin generating revenues from sales of battery-grade graphite products.

At December 31, 2021 the Company’s cash balances were $115.3 million. During the year ended December 31, 2021, the Company sold approximately 10.0 million shares of common stock for net proceeds of $49.5 million pursuant to its ATM Offering Agreement and approximately 6.1 million shares of common stock for net proceeds of $34.6 million pursuant to the 2020 Lincoln Park PA. As of December 31, 2021, the Company has $47.7 million remaining available for future sales under the ATM Offering Agreement and has 9,700,252 shares of common stock available for future sales pursuant to the 2020 Lincoln Park PA.

Management believes the Company’s current cash balance is sufficient to fund its planned non-discretionary expenditures through 2022. The Company may use the ATM Offering Agreement and the 2020 Lincoln Park PA to support construction of Phase I of the Coosa Plant.

While the Company has been successful in the past in raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company. Stock price volatility and uncertain economic conditions caused by the COVID-19 pandemic, including the recent emergence of variant strains of the virus, could significantly impact the Company’s ability to raise funds through equity financing. Market conditions, including but not limited to, inflation and supply chain disruptions could adversely impact the planned cost of Phase I of the Coosa Plant. Along with evaluating the continued use of the ATM Offering Agreement and the 2020 Lincoln Park PA, the Company may consider project financing for additional funding needed to complete Phase I of the Coosa Plant. The alternative sources of project financing could include, but are not limited to, convertible debt or pursuing a partnership or joint venture. In the event funds are not available for project financing to complete construction of Phase I of the Coosa Plant in 2023, the Company expects to be able to fund its non-discretionary expenditures, however, the Company may be required to change its planned business development strategies.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K. We believe our most critical accounting policies involve those requiring the use of significant estimates and assumptions in determining values or projecting future costs.

PROPERTY, PLANT AND EQUIPMENT

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows or upon an estimate of fair value that may be received in an exchange transaction. Future cash flows are estimated based on quantities of recoverable minerals, expected commodity prices, production levels and operating costs of production and capital, based upon the projected remaining future graphite or vanadium production from each project. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of graphite or vanadium that will be obtained after taking into account losses during processing and treatment. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is likely that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, graphite prices, production levels and operating costs of production and availability and cost of capital are each subject to significant risks and uncertainties.

No impairment was recorded in 2021.  During 2020, we recorded impairments of $5.2 million to reduce the Company’s former uranium assets which were sold in December 2020.  The $5.2 million impairment is included in net loss from discontinued operations in the consolidated statements of operations.

ACCOUNTING FOR GOVERNMENT GRANTS

On June 22, 2021, AGP entered into incentive agreements with the State of Alabama and local municipalities for the siting of the Coosa Plant. The incentive agreements provide certain tax credits and incentives under the Alabama Jobs Act in connection with the construction of the processing facility. Additionally, in connection with and in contemplation of the incentive agreements, on July 23, 2021, AGP entered into a land lease with the Lake Martin Area Industrial Development Authority. The lease provides AGP rights to approximately 70 acres to construct and operate its commercial graphite processing facility in Coosa County, Alabama. The lease has a term of 10-years, a nominal lease payment, and transfer of title to AGP at the end of the lease term. Further, the lease provides AGP the option to purchase the land for a nominal amount during the term of the lease. The incentive agreements and the lease are accounted for by the Company as a government grant.

U.S. GAAP does not contain authoritative accounting standards for incentives and grants provided by governmental entities to a for-profit entity. Absent authoritative accounting standards, interpretative guidance issued and commonly applied by financial statement preparers allows for the selection of accounting policies amongst acceptable alternatives. Based on facts and circumstances outlined below, the Company determined it most appropriate to account for the land received from the local municipality as an in-substance government grant by analogy to International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance. Under the provisions of IAS 20, government grants “are assistance by government in the form of transfers of resources to an entity in return for past or future compliance with certain conditions relating to the operating activities of the entity.” A government grant is recognized when there is reasonable assurance that the Company will meet the terms for receiving and realizing the benefit of the grant. IAS 20 does not define “reasonable assurance”, however, based on certain interpretations, it is analogous to “probable” as defined in Financial Accounting Standards Board (“FASB”) ASC 450-20-20 under U.S. GAAP, which is the definition the Company has applied to its determination of recognizing the land grant as of December 31, 2021. Under IAS 20, government grants are recognized in earnings on a systematic basis over the periods in which the Company recognizes costs for which the grant is intended to compensate (i.e. qualified expenses). Further, IAS 20 permits for the recognition in earnings either separately under a general heading such as other income, or as a reduction of the related expenses. The Company has elected to recognize government grant income separately within other income to present a clearer distinction in its financial statements between its operating income and the amount of net income resulting from the land grant.

As of December 31, 2021, the Company realized the fair value of the land of $1.4 million as an increase to Property, Plant, and Equipment with a corresponding obligation recorded in Other long-term liabilities in the consolidated balance sheet. The land represents a non-depreciable asset on the Company’s consolidated balance sheet and will evaluate the land for impairment according to its policy on long-lived assets discussed above. The corresponding obligation recorded in Other long-term liabilities on the consolidated balance sheet will be amortized to other income over the life of the Coosa Plant once placed in service.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Westwater Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Westwater Resources, Inc. (the “Company”) as of December 31, 2021 and 2020 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Accounting Policy for the Land Lease and Incentive Agreements

As described in Note 4 to the consolidated financial statements, on June 22, 2021, Alabama Graphite Products, LLC (APG), a wholly-owned subsidiary of the Company, entered into incentive agreements with the State of Alabama and local municipalities for the siting of the Company’s planned graphite processing plant in Coosa County, Alabama. The incentive agreements provide certain tax credits and incentives under the Alabama Jobs Act in connection with the construction of the processing facility. Additionally, in connection to, and in contemplation of the incentive agreements, on July 23, 2021, AGP entered into a land lease with the Lake Martin Area Industrial Development Authority. The lease provides AGP rights to approximately 70 acres to construct and operate its commercial graphite processing facility in Coosa County, Alabama. The lease has a term of 10-years, a nominal lease payment, and transfer of title to AGP at the end of the lease term. Further, the lease provides AGP the option to purchase the land for a nominal amount during the term of the lease. As described in the Company’s accounting policy in Note 1 to the consolidated financial statements, the incentive agreements and the lease are accounted for by the company as a government grant; whereby the Company realized the fair value of the land of $1.4 million as in increase to property, plant, and equipment with a corresponding obligation recorded in Other long-term liabilities in the consolidated balance sheet at December 31, 2021.

We identified the Company’s determination of the appropriate accounting policy for the land lease and incentive agreements to be a critical audit matter. The determination of the accounting policy required significant management judgment given the lack of authoritative guidance under accounting principles generally accepted in the United States of America related to grants for for-profit entities.  A high degree of auditor judgment and increased extent of effort was required when performing audit procedures to evaluate the appropriateness of the accounting policy.

The primary procedures we performed to address this critical audit matter included:

-We read the executed incentive agreements and land lease, including all amendments and evaluated the Company’s disclosures.

-We obtained management’s accounting analysis and supporting documentation and agreed key terms to the executed agreements and amendments.

-We evaluated management’s application of the accounting literature to the incentive agreements and land lease and the related accounting conclusions, including performing an accounting consultation with our professional practice group.

-We evaluated management’s assumptions about the achievement of conditions for recognition in the consolidated financial statements.

/s/ Moss Adams LLP

Denver, Colorado

February 11, 2022

We have served as the Company’s auditor since 2017.

WESTWATER RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(expressed in thousands of dollars, except share amounts)

	December 31,	December 31,
	2021	2020
ASSETS

Current Assets:
Cash and cash equivalents	$115,293	$50,315
Equity securities	—	1,520
Prepaid and other current assets	320	754
Total Current Assets	115,613	52,589

Property, plant and equipment, at cost:
Property, plant and equipment	14,593	9,080
Less accumulated depreciation and depletion	(114)	(95)
Net property, plant and equipment	14,479	8,985
Operating lease right-of-use assets	226	353
Restricted cash	—	10
Other long-term assets	2,665	—
Total Assets	$132,983	$61,937

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,043	$1,734
Accrued liabilities	2,129	2,369
Operating lease liability - current	152	149
Total Current Liabilities	5,324	4,252

Operating lease liability, net of current	83	214
Other long-term liabilities	1,378	—
Total Liabilities	6,785	4,466

Commitments and Contingencies (see note 10)	—	—

Stockholders’ Equity:
Common stock, 100,000,000 shares authorized, $.001 par value;
Issued shares - 35,279,724 and 19,172,020 respectively
Outstanding shares - 35,279,563 and 19,171,859 respectively	35	19
Paid-in capital	468,578	383,723
Accumulated deficit	(342,157)	(326,013)
Less: Treasury stock (161 shares), at cost	(258)	(258)
Total Stockholders’ Equity	126,198	57,471

Total Liabilities and Stockholders’ Equity	$132,983	$61,937

The accompanying notes are an integral part of these consolidated financial statements.

WESTWATER RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in thousands of dollars, except share and per share amounts)

	For the Year Ended
	December 31,
	2021	2020

Operating Expenses:
Product development expenses	$(5,975)	$(4,049)
Exploration expenses	(1,054)	—
General and administrative expenses	(8,875)	(5,678)
Arbitration costs	(2,191)	(1,458)
Mineral property expenses	(110)	(34)
Depreciation and amortization	(20)	(17)
Total operating expenses	(18,225)	(11,236)

Non-Operating Income/(Expenses):
Sale of equity securities	2,057	—
Loss on disposal of uranium assets	—	(2,665)
Other income (expense)	24	(11)
Total other income (expense)	2,081	(2,676)

Net Loss from continuing operations	(16,144)	(13,912)

Net Loss from discontinued operations	—	(9,662)

Net Loss	$(16,144)	$(23,574)

BASIC AND DILUTED LOSS PER SHARE
LOSS PER SHARE FROM CONTINUING OPERATIONS	$(0.49)	$(1.58)

LOSS PER SHARE FROM DISCONTINUED OPERATIONS	$—	$(1.10)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	32,653,089	8,799,190

The accompanying notes are an integral part of these consolidated financial statements.

WESTWATER RESOURCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(expressed in thousands of dollars, except share amounts)

	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances, January 1, 2020	3,339,541	$3	$319,758	(302,439)	$(258)	$17,064
Net loss	—	—	—	(23,574)	—	(23,574)
Common stock issued, net of issuance costs	15,681,968	16	62,673	—	—	62,689
Common stock issued for commitment fees	150,000	—	925	—	—	925
Stock compensation expense and related share issuances, net of shares withheld for the payment of taxes	511	—	367	—	—	367
Balances, December 31, 2020	19,172,020	$19	$383,723	$(326,013)	$(258)	$57,471
Net loss				(16,144)	—	(16,144)
Common stock issued, net of issuance costs	16,050,518	16	84,126	—	—	84,142
Stock compensation expense and related share issuances, net of shares withheld for the payment of taxes	57,186	—	879	—	—	879
Minimum withholding taxes on net share settlements of equity awards	—	—	(150)	—	—	(150)
Balances, December 31, 2021	35,279,724	$35	$468,578	$(342,157)	$(258)	$126,198

The accompanying notes are an integral part of these consolidated financial statements.

WESTWATER RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in thousands of dollars)

	For the Year Ended December 31,
	2021	2020
Operating Activities:
Net loss	$(16,144)	$(23,574)
Reconciliation of net loss to cash used in operations:
Non-cash lease expense	(2)	2
Accretion of asset retirement obligations	—	201
Costs incurred for restoration and reclamation activities	—	(1,262)
Depreciation and amortization	20	(55)
Stock compensation expense	879	367
Gain on equity securities	(2,057)	—
Impairment of uranium properties	—	5,200
Gain on disposal of uranium properties	—	2,665
Gain on disposal of fixed assets	—	(21)
Effect of changes in operating working capital items:
Decrease/(Increase) in prepaids and other assets	101	8
Increase/(Decrease) in payables and accrued liabilities	287	1,286
Net Cash Used In Operating Activities	(16,916)	(15,183)

Cash Flows From Investing Activities:
Cash transferred for disposal of uranium assets, net	—	(4,023)
Proceeds from PPP loan escrow	333	—
Proceeds from the sale of equity securities, net	3,577	—
Cash deposits on long lead construction items	(2,665)	—
Capital expenditures	(3,353)	(81)
Net Cash Used In Investing Activities	(2,108)	(4,104)

Cash Flows From Financing Activities:
Proceeds from note payable	—	331
Issuance of common stock, net	84,142	63,614
Payment of minimum withholding taxes on net share settlements of equity awards	(150)	—
Net Cash Provided By Financing Activities	83,992	63,945

Net increase in Cash, Cash Equivalents and Restricted Cash	64,968	44,658
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	50,325	5,667
Cash, Cash Equivalents and Restricted Cash, End of Period	$115,293	$50,325

Supplemental Non-Cash Information with Respect to Investing and Financing Activities:
Securities received from sale of uranium assets - enCore	—	1,520
Land grant received from local municipalities	1,378	—
Accrued capital expenditures (at end of period)	782	—
Total Non-Cash Investing and Financing Activities for the Period	$2,160	$1,520

The accompanying notes are an integral part of these consolidated financial statements.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) and include the accounts of WWR and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. (“U.S. GAAP”) requires management to make certain estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates included in the preparation of the financial statements are related to asset retirement obligations; stock-based compensation and asset impairment, including estimates used to derive future cash flows or market value associated with those assets.

Cash and Cash Equivalents

Management considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash deposits in excess of federally insured limits. Management monitors the soundness of the financial institution and believe the risk is negligible.

Equity Securities

Management determines the appropriate classification of the Company’s investments at the time of purchase and re-evaluates such determinations each reporting date. Marketable equity securities are carried at fair market value on the Balance Sheet and changes in fair value, or realized gains or losses, are included as a component of net income within the consolidated statement of operations.

Property, Plant and Equipment

Facilities and Equipment

Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and recorded at cost. The facilities and equipment are amortized on a straight-line basis over the estimated life of the assets. During the periods that the Company’s facilities are not in production, depreciation of its facilities and equipment is suspended as the assets are not in service.

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

Repairs and maintenance costs are expensed as incurred. Gain or loss on disposal of such assets is recorded as other income or expense upon disposition of such assets.

Accounting for Government Grants

U.S. GAAP does not contain authoritative accounting standards for incentives and grants provided by governmental entities to a for-profit entity. Absent authoritative accounting standards, interpretative guidance issued and commonly applied by financial statement preparers allows for the selection of accounting policies amongst acceptable alternatives. Based on facts and circumstances outlined below, the Company determined it most appropriate to account for the land received from the local municipality as an in-substance government grant by analogy to International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance. Under the provisions of IAS 20, government grants “are assistance by government in the form of transfers of resources to an entity in return for past or future compliance with certain conditions relating to the operating activities of the entity.” A government grant is recognized when there is reasonable assurance that the Company will meet the terms for receiving and realizing the benefit of the grant. IAS 20 does not define “reasonable assurance”, however, based on certain interpretations, it is analogous to “probable” as defined in Financial Accounting Standards Board (“FASB”) ASC 450-20-20 under U.S. GAAP, which is the definition the Company has applied to its determination of recognizing the land grant as of December 31, 2021. Under IAS 20, government grants are recognized in earnings on a systematic basis over the periods in which the Company recognizes costs for which the grant is intended to compensate (i.e. qualified expenses). Further, IAS 20 permits for the recognition in earnings either separately under a general heading such as other income, or as a reduction of the related expenses. The Company has elected to recognize government grant income separately within other income to present a clearer distinction in its financial statements between its operating income and the amount of net income resulting from the land grant.

For further information related to government grants recognized by the Company during the year ended December 31, 2021, see Note 4 to these consolidated financial statements.

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

	As of December 31,
(thousands of dollars)	2021	2020
Cash and cash equivalents	$115,293	$50,315
Restricted cash	—	10
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$115,293	$50,325

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

The following table presents information about financial instruments recognized at fair value on a recurring and non-recurring basis as of December 31, 2021 and 2020, and indicates the fair value hierarchy:

	December 31, 2021
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Non-current Assets
Land grant	$—	$—	1,378	$1,378
Total non-current assets recorded at fair value	$—	$—	$1,378	$1,378
Non-current Liabilities
Land grant obligation	$—	$—	(1,378)	$(1,378)
Total non-current liabilities recorded at fair value	$—	$—	$(1,378)	$(1,378)

	December 31, 2020
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current Assets
Equity securities	$—	$—	$1,520	$1,520
Total current assets recorded at fair value	$—	$—	$1,520	$1,520
Non-current Assets
Restricted cash	$10	$—	$—	$10
Total non-current assets recorded at fair value	$10	$—	$—	$10

Recurring Fair Value Measurements

Assets that are measured on a recurring basis include the Company’s marketable securities and restricted cash. The Company determined the fair value of the equity securities (enCore shares) at December 31, 2020 using the Black-Scholes valuation methodology.  As discussed in Note 3, this resulted in a discount for lack of marketability of $375,000 due to the 4-month holding period before shares could be sold.  Key inputs included a risk-free rate of 0.09% based on 3-month US Treasury Bond yields and a volatility factor of 89.1.  During the fourth quarter of 2021, the Company sold 100% of the enCore shares for net proceeds of $3.6 million.

Non-recurring Fair Value Measurements

As discussed in Note 4, on July 23, 2021, the Company received a land grant from local municipalities related to the Coosa Plant in Coosa County, Alabama. At inception, the Company estimated the fair value of the land to be approximately $1.4 million. The fair value was determined using Level 3 inputs using the market approach, by considering comparable sales in the area, adjusted for property specific items; such as lot size, location and access to major highways and distribution channels. The Company recorded the fair value of the land granted as an increase to Property, Plant and Equipment with an offsetting obligation recorded in Other long-term liabilities on the consolidated balance sheet as of December 31, 2021. The Company will begin amortizing the obligation to income over the estimated useful life of the Coosa Plant when the plant is placed into service.

Loss Per Share

Basic loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted loss per share is not presented as the effect on the basic loss per share would be anti-dilutive. At December 31, 2021 and 2020, the Company had 662,580 and 421,457 respectively, in potentially dilutive securities.

Foreign Currency

The functional currency for all foreign subsidiaries of the Company was determined to be the U.S. dollar since its foreign subsidiaries are direct and integral components of Westwater Resources and are dependent upon the economic environment of Westwater Resources’ functional currency. Accordingly, the Company has translated its monetary assets and liabilities at the period-end exchange rate and the non-monetary assets and liabilities at historical rates, with income and expenses translated at the average exchange rate for the current period. All translation gains and losses have been included in the current period loss.

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

In 2016, the Company began to expand its business plan into acquisition and development of energy-related materials. Between 2016 and 2020 the Company obtained mineral leases in Nevada and Utah and evaluated a green-fields exploration program for lithium.  In 2018, the Company acquired Alabama Graphite for the purpose of developing the only commercial sized graphite mineral deposit in the contiguous United States and production of advanced graphite products for use in batteries. In the third quarter of 2020, the Company made the strategic decision to focus most of its resources on its graphite business, discontinuing its investment in its lithium mineral properties and selling its uranium business.

As of December 31, 2021, execution of the business plan for development of the Coosa Project was underway, with the completion of the pilot program for processing flake graphite into battery-grade graphite products. The start-up of operations for the pilot program commenced in the fourth quarter of 2020 and was completed during the fourth quarter of 2021. The Company used the data generated from the pilot program to inform the DFS and the requirements and specifications for building the Coosa Plant. Subject to financing, the Company expects the construction phase for Phase I of the Coosa Plant to continue throughout 2022 and to be completed in the first half of 2023, at which time the Company expects to begin generating revenues from sales of battery-grade graphite products.

At December 31, 2021 the Company’s cash balances were $115.3 million. During the year ended December 31, 2021, the Company sold approximately 10.0 million shares of common stock for net proceeds of $49.5 million pursuant to the ATM Offering Agreement and 6.1 million shares of common stock for net proceeds of $34.6 million pursuant to the 2020 Lincoln Park PA. As of December 31, 2021, the Company has $47.7 million remaining available for future sales under the ATM Offering Agreement and has 9,700,252 shares of common stock available for future sales pursuant to the 2020 Lincoln Park PA.

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

Management believes the Company’s current cash balance is sufficient to fund its planned non-discretionary expenditures through 2022. The Company may use of the ATM Offering Agreement and the 2020 Lincoln Park PA to support construction of Phase I of the Coosa Plant.

While the Company has been successful in the past in raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company. Stock price volatility and uncertain economic conditions caused by the COVID-19 pandemic, including the recent emergence of variant strains of the virus, could significantly impact the Company’s ability to raise funds through equity financing. Market conditions, including but not limited to, inflation and supply chain disruptions, could adversely impact the planned cost of Phase I of the Coosa Plant. Along with evaluating the continued use of the ATM Offering Agreement and the 2020 Lincoln Park PA, the Company may consider project financing for additional funding needed to completed Phase I of the Coosa Plant. The alternative sources of project financing could include, but are not limited to, convertible debt or pursuing a partnership or joint venture. In the event funds are not available for project financing to complete construction of Phase I of the Coosa Plant in 2023, the Company expects to be able to fund its non-discretionary expenditures, however, the Company may be required to change its planned business development strategies.

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

At the closing of the transaction, enCore delivered $0.7 million in cash and issued $1.8 million worth of its common shares to Westwater. EnCore shares received by Westwater totaled 2,571,598 common shares.  The number of shares was determined by a pricing formula based on the volume weighted average price (“VWAP”) of enCore’s common shares for the ten trading days ending on and including December 30, 2020.  The VWAP formula resulted in a price of $0.698. For purposes of determining the fair value of the enCore shares, the Company used the closing price for enCore shares on December 31, 2020 which was $0.736, resulting in a value of approximately $1.9 million.  The Company then determined that a discount for lack of marketability should be considered because (1) the shares were not eligible for sale by Westwater until May 1, 2021, and (2) after May 1, 2021, the terms of the purchase agreement require WWR to offer enCore a first right to buy the shares if the amount to be sold in a single transaction is greater than 250,000 shares.  Utilizing a precedent comparable transaction and Black-Scholes valuation methodology for fair value evaluation, the Company determined that a discount of 21% should be applied to the shares.  Accordingly, the carrying value of the shares was adjusted to reflect a fair value of $1.5 million as of December 31, 2020, and the discount was charged to loss on sale of uranium assets on the Consolidated Statement of Operations.

Westwater and Neutron Holdings transferred all of the equity interests in the Uranium Subsidiaries to enCore along with a copy of a database relating to the Grants Mineral Belt located in New Mexico. In addition, enCore delivered to Westwater a 2% net smelter return royalty (“NSR Royalty”) on production from the uranium properties held by Uranco, Inc. in New Mexico, and a 2.5% net profits interest (“NPI”) on the profits from operations of Neutron Energy, Inc.’s Juan Tafoya and Cebolleta Projects. Pursuant to the terms of the Purchase Agreement, enCore has also agreed to replace the indemnification obligations of Westwater for certain reclamation surety bonds held in the name of URI, Inc., and Westwater transferred to enCore all rights to $3.8 milion in cash collateral held to secure such indemnity obligations.

Also, at closing, in accordance with the terms of the Side Letter executed by the parties, Westwater delivered $0.3 million in cash to enCore, which amount was delivered in escrow upon the request of the lender, Celtic Bank, under the loan made to URI, Inc. in May 2020 pursuant to the Small Business Administration (“SBA”) Paycheck Protection Program (the “PPP Loan”).  The escrowed amount was to be released to Westwater upon, and subject to, forgiveness of the PPP Loan under the terms of the Coronavirus Aid, Relief, and Economic Security Act. The PPP Loan forgiveness application was filed on January 25, 2021, and Westwater received a notification from the SBA on March 31, 2021 that 100% of the loan had been forgiven. As a result, on March 31, 2021, the escrowed funds were returned to Westwater.

Finally, due to the high degree of uncertainties surrounding future mine development and uranium prices, as well as limited marketability, the Company determined the fair value of the NSR Royalty and NPI to be nil.

The following fair value amounts were recorded as purchase consideration at December 31, 2020:

(thousands of dollars)
Cash	$743
Transaction costs	(558)
Contingent consideration for PPP Loan escrow	333
enCore common stock	1,520
Total Consideration Received	$2,038

The Company recorded the following loss on disposal of uranium properties within its Consolidated Statement of Operations for the year ended December 31, 2020:

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

4.	PROPERTY, PLANT AND EQUIPMENT

	Net Book Value of Property Plant and Equipment at December 31, 2021
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Other property, plant and equipment	4,462	28	4,490
Construction in progress	1,017	—	1,017
Total	$14,451	$28	$14,479

	Net Book Value of Property Plant and Equipment at December 31, 2020
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Other property, plant and equipment	—	13	13
Construction in progress	—	—	—
Total	$8,972	$13	$8,985

Construction-in-progress at December 31, 2021 of $1.0 million primarily relates to construction activities related to the Phase I of the Coosa Plant. The $4.5 million increase in other property, plant and equipment relates to the purchase of the two buildings in October 2021 and the land grant received from local municipalities in July 2021 that will be used to support the Coosa Plant.

Impairment of Property, Plant and Equipment

No impairment charges were recorded on the Company’s graphite assets for the year ended December 31, 2021. The Company recorded the following impairment charges for the year ended December 31 2020, related to its former uranium projects and processing facilities.

For the year ended December 31,
2020
(thousands of dollars)
Kingsville Dome project	$101
Rosita project	1,161
Cebolleta/Juan Tafoya project	3,938
Total Impairment	$5,200

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

Land Addition

On June 22, 2021, AGP entered into incentive agreements with the State of Alabama and local municipalities for the siting of the Coosa Plant. The incentive agreements provide certain tax credits and incentives under the Alabama Jobs Act in connection with the construction of the processing facility. Additionally, in connection with and in contemplation of the incentive agreements, on July 23, 2021, AGP entered into a land lease with the Lake Martin Area Industrial Development Authority. The lease provides AGP rights to approximately 70 acres to construct and operate its commercial graphite processing facility in Coosa County, Alabama. The lease has a term of 10-years, a nominal lease payment, and transfer of title to AGP at the end of the lease term. Further, the lease provides AGP the option to purchase the land for a nominal amount during the term of the lease. The incentive agreements and the lease are accounted for by the Company as a government grant; whereby the Company realized the fair value of the land of $1.4 million as an increase to Property, Plant, and Equipment with a corresponding obligation recorded in Other long-term liabilities in the consolidated balance sheet at December 31, 2021. The land represents a non-depreciable asset on the Company’s consolidated balance sheet. The corresponding obligation recorded in Other long-term liabilities on the consolidated balance sheet will be amortized to other income over the life of the Coosa Plant once placed in service.

5.	ASSET RETIREMENT OBLIGATION

The following table summarizes the changes in the reserve for future restoration and reclamation costs on the balance sheet:

	December 31,	December 31,
(thousands of dollars)	2021	2020
Balance, beginning of period	$—	$6,300
Liabilities settled	—	(1,262)
Accretion expense	—	201
Balance, end of period	—	5,239
Less: Obligation transferred to enCore	—	(5,239)
Non-current portion	$—	$—

Asset retirement obligation (ARO) is primarily comprised of estimated reclamation costs related to ISR projects in South Texas. On December 31, 2020, the Company closed the sale of its U.S. uranium assets to enCore. With the sale, enCore assumed all liabilities for the purchased subsidiaries, including the $6 million in asset retirement obligations for the south Texas uranium projects. At December 31, 2021, there is no ARO recorded for the Coosa Deposit as there has been only minimal environmental disturbance due to exploration which has since been reclaimed.

6.	ACCRUED LIABILITIES

Accrued liabilities on the balance sheet consisted of:

	December 31,
	2021	2020

	(thousands of dollars)
Royalties payable (1)	$1,151	$1,151
Other Accrued Liabilities	978	1,218
Accrued Liabilities	$2,129	$2,369
(1)	Royalties payable were derived during prior years of production. Liabilities do not accrue interest or have a stated maturity date.
7.	STOCKHOLDER’S EQUITY

Common Stock Issued, Net of Issuance Costs

December 2020 Purchase Agreement with Lincoln Park Capital, LLC (“Lincoln Park”)

On December 4, 2020, the Company entered into a Purchase Agreement with Lincoln Park (the “2020 Lincoln Park PA”) to place up to $100.0 million in the aggregate of the Company's common stock on an ongoing basis when required by the Company over a term of 36 months. The Company controls the timing and amount of any sales to Lincoln Park, and Lincoln Park is obligated to make purchases in accordance with the 2020 Lincoln Park PA. Any common stock that is sold to Lincoln Park will occur at a purchase price that is based on an agreed upon fixed discount to the Company's prevailing market prices at the time of each sale and with no upper limits to the price Lincoln Park may pay to purchase common stock. The agreement may be terminated by the Company at any time, in its sole discretion, without any additional cost or penalty.

The December 2020 PA specifically provides that the Company may not issue or sell any shares of its common stock under the agreement if such issuance or sale would breach any applicable rules of the NYSE American Stock Exchange (“NYSE American”). In particular, NYSE American General Rule 713(a) provides that the Company may not issue or sell more than 19.99% of the number of shares of the Company’s common stock that were outstanding immediately prior to the execution of the December 2020 PA unless (i) shareholder approval is obtained or (ii) the average price of all applicable sales of common stock to Lincoln Park under the December 2020 PA, equals or exceeds $6.15. The Company held its 2021 Annual Shareholders Meeting on May 21, 2021, and obtained shareholder approval for the issuance of more than 19.99% of the shares of the Company’s common stock outstanding.

Lincoln Park has no right to require the Company to sell any shares of common stock to Lincoln Park, but Lincoln Park is obligated to make purchases as the Company directs, subject to certain conditions. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the 2020 Lincoln Park PA if it would result in Lincoln Park beneficially owning more than 9.99% of its common stock.

During the year ended December 31, 2021, pursuant to the 2020 Lincoln Park PA, the Company sold approximately 6.1 million shares of common stock for net proceeds of $34.6 million. These shares were sold pursuant to a prospectus supplement filed on December 4, 2020, and in accordance with Rule 424(b)(5) as a takedown off the Company’s shelf registration statement, which had been declared effective by the Securities and Exchange Commission (the “SEC”) on December 1, 2020.

May 2020 Purchase Agreement with Lincoln Park

On May 21, 2020, the Company entered into a Purchase Agreement with Lincoln Park, as amended on May 29, 2020 (the “May 2020 Lincoln Park PA”), to place up to $12.0 million in the aggregate of the Company’s common stock on an ongoing basis when required by the Company over a term of 24 months, which agreement was authorized by the Company’s shareholders at its 2020 annual meeting. As an initial purchase on May 21, 2020, Lincoln Park bought $250,000 worth of the Company’s common stock at a price of $1.2989 per share. The Company issued 156,250 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of common stock under the May 2020 Lincoln Park PA.

On May 21, 2020, the Company entered into a registration rights agreement with Lincoln Park pursuant to which the Company filed a registration statement on Form S-1 with the SEC, which was declared effective on June 26, 2020 relating to the resale of an initial tranche of 1.97 million shares subject to the May 2020 Lincoln Park PA. As of September 30, 2020, the Company had sold 1.8 million shares of common stock for gross proceeds of $3.8 million, of which 1.6 million shares of common stock and gross proceeds of $3.5 million was sold in the three months ended September 30, 2020. The Company filed a second registration statement on Form S-1 relating to the resale of 3.2 million shares which was declared effective on October 2, 2020, and sold 1.1 million shares for gross proceeds of $8.2 million in October 2020. With the October 2020 sales, the $12.0 million sales capacity of the May 2020 Lincoln Park PA was reached and the agreement terminated.

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

During the year ended December 31, 2021, the Company sold approximately 10.0 million shares of common stock for net proceeds of $49.5 million pursuant to the ATM Offering Agreement with Cantor. These shares were sold pursuant to prospectus supplements filed on December 4, 2020, and August 20, 2021, and in accordance with Rule 424(b)(5), as a takedown off the Company’s shelf registration statements, which had been declared effective by the

Commission on December 1, 2020, and July 8, 2021, respectively. During 2020, the Company sold 11.0 million shares of common stock for net proceeds of $49.9 million.

As of December 31, 2021, the Company has $47.7 million available for sale under the ATM Offering Agreement.

8.	STOCK BASED COMPENSATION

Stock-based compensation awards consist of stock options, restricted stock units and bonus shares issued under the Company’s equity incentive plans which include: the 2013 Omnibus Incentive Plan (the “2013 Plan”) and the Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan (the “2004 Directors’ Plan”). Upon approval of the 2013 Plan by the Company’s stockholders on June 4, 2013, the Company’s authority to grant new awards under all plans other than the 2013 Plan was terminated. On July 18, 2017, April 18, 2019 and April 28, 2020, the Company’s stockholders approved amendments to the 2013 Plan to increase the authorized number of shares of common stock available and reserved for issuance under the 2013 Plan by 20,000 shares, 66,000 shares, 350,000, and 1,500,000 shares, respectively, and in 2017 re-approved the material terms of the performance goals under the plan. Under the 2013 Plan, the Company may grant awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to eligible persons. Equity awards under the 2013 Plan are granted from time to time at the discretion of the Compensation Committee of the Board (the “Committee”), with vesting periods and other terms as determined by the Committee with a maximum term of 10 years. The 2013 Plan is administered by the Committee, which can delegate the administration to the Board, other Committees or to such other officers and employees of the Company as designated by the Committee and permitted by the 2013 Plan.

As of December 31, 2021, 1,236,658 shares were available for future issuances under the 2013 Plan. For the years ended December 31, 2021 and 2020, the Company recorded stock-based compensation expense of $0.9 million and $0.4 million, respectively. Stock compensation expense is recorded in general and administrative expenses.

Stock Options

Stock options are valued using the Black-Scholes option pricing model on the date of grant. The Company accounts for forfeitures upon occurrence.

The following table summarizes stock options outstanding and changes during the years ended December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Stock options outstanding at beginning of period	185,054	$7.70	37,786	$37.42
Granted	94,522	3.91	149,801	1.67
Expired	(2,000)	73.54	(2,533)	93.80
Stock options outstanding at end of period	277,576	6.18	185,054	7.70
Stock options exercisable at end of period	183,054	$7.35	35,253	$33.37

The weighted average remaining term for stock options outstanding as of December 31, 2021, is approximately 8.5 years. The following table summarizes stock options outstanding and exercisable by stock option plan at December 31, 2021:

	Outstanding Stock Options		Exercisable Stock Options
	Number of	Weighted	Number of	Weighted
	Outstanding	Average	Stock Options	Average
Stock Option Plan	Stock Options	Exercise Price	Exercisable	Exercise Price
2004 Plan	92	$1,638.00	92	$1,638.00
2004 Directors’ Plan	3	10,380.00	3	10,380.00
2013 Plan	277,481	5.53	182,959	6.36
	277,576	$6.18	183,054	$7.35

The following table summarizes assumptions used to assess the fair value of stock options granted during the years ended December 31, 2021 and 2020:

	Years ended December 31,
	2021	2020
Expected volatility	113%	101%
Expected term of options (years)	6	6
Expected dividend rate	—	—
Risk-free interest rate	0.82%	0.31%
Expected forfeiture rate	—	—
Weighted-average grant-date fair value	$3.28	$1.64

As of December 31, 2021, the Company had $0.1 million of unrecognized compensation costs related to non-vested stock options that will be recognized over a period of approximately 6 months.

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

The following table summarizes RSU activity for the years ended December 31, 2021 and 2020:

	December 31,		December 31,
	2021		2020
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	RSUs	Fair Value	RSUs	Fair Value
Unvested RSUs at beginning of period	236,403	$2.10	511	$70.00
Granted	227,402	3.93	236,403	2.10
Vested	(78,801)	2.10	(511)	70.00
Unvested RSUs at end of period	385,004	$3.18	236,403	$2.10

As of December 31, 2021, the Company had $0.4 million of unrecognized compensation costs related to non-vested restricted stock units that will be recognized over a period of approximately 2 years.

9.	FEDERAL INCOME TAXES

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

The Company’s future tax assets and liabilities at December 31, 2021 and 2020 include the following components:

	December 31,
	2021	2020

	(thousands of dollars)
Deferred tax assets:
Non‑Current:
Net operating loss carryforwards	$21,016	$16,009
Mineral properties	5,017	3,177
Accrued vacation	25	18
Capital loss carryforwards	22,523	22,176
Restoration reserves	405	—
Capitalized transaction costs	1,157	1,138
Other	3,580	3,686
Deferred tax assets	53,723	46,204
Valuation allowance	(53,723)	(46,204)
Net deferred tax assets	—	—

Deferred tax liabilities	—	—

Net deferred tax asset (liability)	$—	$—

The composition of the valuation allowance by tax jurisdiction is summarized as follows:

	December 31,
	2021	2020

	(thousands of dollars)
United States	$42,069	$34,190
Australia	5,096	5,380
Turkey	6,558	6,634
Total valuation allowance	$53,723	$46,204

The valuation allowance increased $7.5 million from the year ended December 31, 2020 to the year ended December 31, 2021. There was an increase in the net deferred tax assets, net operating loss carryforwards (“NOLs”), equity-based compensation and exploration spending on mineral properties.

In December 2017, the United States enacted comprehensive tax reform legislation known as the “Tax Cuts and Jobs Act’ that, among other things, reduces the U.S. Federal corporate income tax rate from 35% to 21% and implements a territorial tax system, but imposes an alternative ‘base erosion and anti-abuse tax’ (‘BEAT’), and incremental tax on global intangible low tax foreign income (‘GILTI’) effective January 1, 2018. The Company has selected an accounting policy with respect to both the new BEAT and GILTI rules to compute the related taxes in the period the Company become subject to these rules. There were no inclusions of either taxes during the year ended December 31, 2021.

Because the Company does not believe it is more likely than not that the net deferred tax assets will be realized, the Company continues to record a 100% valuation against the net deferred tax assets.

At December 31, 2021, the Company had U.S. net operating loss carryforwards of approximately $266.3 million which expire from 2022 to indefinite availability. As a result of the Tax Cuts and Jobs Act of 2017, U.S. net operating losses generated in years ending after 2017 have an indefinite carryforward rather than the previous 20-year carryforward. This does not impact losses incurred in years ended in 2017 or earlier. At December 31, 2021, the Company had U.S. capital loss carryforwards of approximately $106.1 million, which expire in 2025 if not utilized. In addition, at December 31, 2021, the Company had Australian net operating loss carryforwards of $16.2 million, including approximately $13.3 million associated with the Anatolia Transaction which are available indefinitely, subject to continuing to meet relevant statutory tests. In Turkey, the Company had net operating loss carryforwards of approximately $4.4 million, which expire from 2022 to 2024.

Section 382 of the Internal Revenue Code could apply and limit the Company’s ability to utilize a portion of the U.S. net operating loss carryforwards. Following the issuance of the Company’s Common Stock in 2001, the Neutron merger in 2012, the Anatolia Transaction in 2015 and the Alabama Graphite acquisition in 2018, the ability to utilize the net operating loss carryforwards will be severely limited on an annual and aggregate basis. A formal Section 382 study would be required to determine the actual allowable usage of U.S. net operating loss carryforwards. However, based on information currently available, the Company currently estimates that $215.1 million of the U.S. net operating losses will not be able to be utilized and have reduced the Company’s deferred tax asset accordingly. This resulted in a decrease in the valuation allowance.

For financial reporting purposes, loss from operations before income taxes consists of the following components:

	For the year ended December 31,
	2021	2020

	(thousands of dollars)
United States	$(16,103)	$(13,881)
Australia	(6)	8
Turkey	(35)	(39)
	$(16,144)	$(13,912)

A reconciliation of expected income tax on net income at statutory rates is as follows:

	Year ended December 31,
	2021	2020

	(thousands of dollars)
Net loss	$(16,144)	$(13,912)
Statutory tax rate	21%	21%
Tax recovery at statutory rate	(3,390)	(2,922)
State tax rate	(1,173)	938
Foreign tax rate	(2)	1
Change in US tax rates	(759)	309
Other adjustments	97	(9)
Capital loss carryforward adjustment	—	(21)
Operating loss carryforward adjustment	(1,409)	(218)
Operating loss Section 382 adjustment	(7)	978
Anatolia Energy Ltd Share issue Cost adjustment	—	270
Nondeductible write‑offs	(78)	7
Sale of Uranium Entities	(799)	(10,553)
Change in valuation allowance	7,520	11,220
Income tax expense (recovery)	$—	$—

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

10.	COMMITMENTS AND CONTINGENCIES

Legal Settlements

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

11. LEASES

The Company’s lease portfolio consists of operating leases for corporate offices, storage space and equipment. The leases have remaining lease terms of 0.8 years to 1.6 years, one of which includes an option to extend the corporate office lease for 3 years. Under our corporate office lease, we are required to reimburse the lessor each month for common use expenses such as maintenance and security services. Because these amounts are variable from year to year and not specifically set in the lease terms, they are not included in the measurement of the right-of-use asset and related lease liability, but rather expensed in the period incurred.

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

The components of lease expense were as follows:

The components of lease expense were as follows:
	For the Year Ended
	December 31,
(thousands of dollars)	2021	2020
Operating lease cost	$154	$155

Supplemental cash flow information related to leases was as follows:

	For the Year Ended
	December 31,
(thousands of dollars)	2021	2020
Cash paid for amounts included in lease liabilities:
Operating cash flows from operating leases	$154	$153

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$226	$353

Supplemental balance sheet information related to leases was as follows:

	December 31,	December 31,
(thousands of dollars)	2021	2020
Operating Leases
Operating lease right-of-use assets	$226	$353

Current portion of lease liabilities	152	149
Operating lease liabilities – long term portion	83	214
Total operating lease liabilities	$235	$363

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	For the Year Ended
	December 31,
	2021	2020
Weighted Average Remaining Lease Term (in years)	1.6	3.0

Discount Rate	9.5%	9.5%

Maturities of lease liabilities are as follows:

Lease payments by year	December 31,
(in thousands)	2021
2022	$158
2023	92
Total lease payments	250
Less imputed interest	(15)
Total	$235

As of December 31, 2021, the Company has $0.2 million in right-of-use assets and $0.2 million in related lease liabilities ($0.2 million of which is current). The most significant operating lease is for its corporate office in Centennial, Colorado, with $0.2 million remaining in undiscounted cash payments through the end of the lease term in 2023. The total undiscounted cash payments remaining on operating leases through the end of their respective terms is $0.3 million.

12. DISCONTINUED OPERATIONS

In the third quarter of 2020, the Company made the strategic decision to focus its resources on its graphite business, as further discussed below, and discontinue its investment in its lithium business. On December 31, 2020 the Company entered into a securities purchase agreement pursuant to which it agreed to sell its subsidiaries engaged in the uranium business in Texas and New Mexico to enCore. The transaction closed on December 31, 2020. The Company’s lithium business included mineral leases and water rights in Nevada and Utah. The Company elected not to renew the annual lease rentals on the mineral properties and terminated the lease on April 1, 2020, which also voids the water rights.

In accordance with ASC 205-20 – “Discontinued Operations,” the enCore transaction represented a major strategic shift for Westwater and indicated the need to re-classify the Company’s uranium activities as discontinued operations and disclose the associated profit/loss of the Company’s uranium business as a separate line-item on the Company’s statement of operations for all periods presented. Accordingly, the Company’s uranium segment has been classified as a discontinued operation and is reported separate from continuing operations on the Consolidated Statement of Operations for all periods presented.

The results of the Company’s uranium and lithium business segments included in discontinued operations for the year ended December 31, 2020 were as follows:

For the Year Ended
(thousands of dollars)	December 31, 2020
Mineral property expenses	$(2,606)
General and administrative expenses	(1,665)
Accretion of asset retirement obligations	(201)
Depreciation and amortization	(38)
Impairment of uranium properties	(5,200)
Other income	48
Net Loss from Discontinued Operations	$(9,662)

Our cash flow information for the year ended December 31, 2020 included the following activities related to discontinued operations:

For the Year Ended
(thousands of dollars)	December 31, 2020
Depreciation and amortization	$38
Capital expenditures	81
Accretion of asset retirement obligations	201
Impairment of uranium properties	5,200

13. SUBSEQUENT EVENT

On February 7, 2022, the Board of Directors of Westwater Resources, Inc. accepted the decision of Christopher M. Jones, currently serving as President and Chief Executive Officer for Westwater Resources, Inc. and member of the Westwater Resources, Inc. Board of Directors, to retire effective February 25, 2022. Also on February 7, 2022, the Board of Directors elected Chad M. Potter, currently serving as Chief Operating Officer for Westwater Resources, Inc., as President and Chief Executive Officer effective February 26, 2022. The Board of Directors also appointed Chad M. Potter to fill the vacancy on the Board of Directors as a result of Mr. Jones’ retirement. In addition, Terence J. Cryan, currently serving as the Chairman of the Board of Directors of the Company, will become Executive Chairman effective February 26, 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. This evaluation was based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Based on management’s evaluation under the COSO 2013 framework, management concluded that internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

Items 10 (other than information under “Code of Ethics” below), 11, 12, 13 and 14 for the Company are incorporated by reference to Westwater Resources, Inc.’s Definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders.  Specifically, reference is made to “Election of Directors,” “Corporate Governance,” “Executive Officers” and “Delinquent Section 16(a)  Reports,” if required, for Item 10, “Executives and Executive Compensation,” and “Director Compensation” for Item 11, “Ownership of Westwater Common Stock” and “Securities Authorized for Issuance Under Equity Compensation Plans” for Item 12, “Related Party Transactions” and “Director Independence” for Items 13, and “Audit and Non-Audit Fees” for Item 14. The Company’s independent registered public accounting firm is Moss Adams LLP, Denver, CO, PCAOB ID: 659.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

CODE OF ETHICS

The Company has adopted a Code of Ethics for Senior Financial Officers, which is applicable to the Company’s chief executive officer, chief financial officer, controller, treasurer and chief internal auditor, and a Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees. Copies of the codes are available on the Company’s website at http://www.westwaterresources.net/company/corporate-governance or in print, without charge, to any stockholder who sends a request to the office of the Secretary of Westwater Resources, Inc. at 6950 S. Potomac Street, Suite 300, Centennial, Colorado 80112.

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

10.16

Master Service Agreement, dated February 4, 2021, between the Company and Samuel Engineering, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 16, 2021).

10.17*

Employment Agreement, effective February 26, 2022, between the Company and Chad M. Potter (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on February 9, 2022).

10.18*

Executive Chairman Agreement, effective February 26, 2022, between the Company and Terence J. Cryan (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K/A filed on February 10, 2022).

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

Date: February 11, 2022

WESTWATER RESOURCES, INC.

By:	/s/ Christopher M. Jones
Christopher M. Jones,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date
/s/ Christopher M. Jones
Christopher M. Jones,	February 11, 2022
President, Chief Executive Officer

/s/ Jeffrey L. Vigil
Jeffrey L. Vigil,	February 11, 2022
Vice President—Finance and Chief Financial Officer
(Principal Financial Officer)

/s/ Steven M. Cates
Steven M. Cates	February 11, 2022
Chief Accounting Officer and Controller
(Principal Accounting Officer)

/s/ Terence J. Cryan
Terence J. Cryan,	February 11, 2022
Chairman

/s/ Tracy D. Pagliara
Tracy D. Pagliara,	February 11, 2022
Director

/s/ Karli S. Anderson
Karli S. Anderson,	February 11, 2022
Director

/s/ Deborah A. Peacock
Deborah A. Peacock,	February 11, 2022
Director