Form 10-Q
period 2022-03-31
WESTWATER RESOURCES, INC.
filed 2022-05-10
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	47,193,702 as of May 10, 2022

WESTWATER RESOURCES, INC.

7

DEFINITIONS

When used in this Form 10-Q, the following terms have the meaning indicated.

Term	Meaning
Annual Report	Westwater Resources, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021.
AGP	Alabama Graphite Products, LLC, an Alabama limited liability company and wholly-owned subsidiary of Westwater Resources.
ATM Offering Agreement	Controlled Equity Offering Sale Agreement between Westwater Resources and Cantor Fitzgerald & Co. dated April 14, 2017.
Cantor	Cantor Fitzgerald & Co.
Coosa Graphite Deposit	The Company’s graphite mineral deposit located near Rockford, Alabama.
EU Critical Raw Minerals List	The list of raw materials that are crucial to Europe’s economy published by the European Commission.
Kellyton Graphite Plant	The Company’s planned battery-grade graphite processing facility near Kellyton, Alabama.
Graphite

A naturally occurring carbon material with electrical properties that enhance the performance of electrical storage batteries, listed on the US Critical Minerals List as well as the EU Critical Raw Materials List.

Gross acres	Total acreage of land under which we have mineral rights. May include unleased fractional ownership.
Lincoln Park	Lincoln Park Capital Fund, LLC
U.S. Critical Minerals List	The list of critical minerals that are crucial to the United States of America economy published by the Department of Interior.
Vanadium	A rare-earth metal used as a strengthening alloy in steelmaking, and in certain types of batteries, listed on the US Critical Minerals List.
Westwater Resources	Westwater Resources, Inc.
2020 Lincoln Park PA	Purchase Agreement dated as of December 4, 2020 between Westwater Resources and Lincoln Park Capital Fund, LLC

USE OF NAMES

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “we”, “us”, “our”, “WWR”, “Westwater”, “Corporation”, or the “Company” refer to Westwater Resources, Inc. and its subsidiaries.

CURRENCY

The accounts of the Company are maintained in U.S. dollars. All dollar amounts referenced in this Quarterly Report on Form 10-Q and the consolidated financial statements are stated in U.S. dollars.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands of dollars, except share amounts)

(unaudited)

	March 31,	December 31,
	2022	2021
ASSETS

Current Assets:
Cash and cash equivalents	$115,993	$115,293
Prepaid and other current assets	733	320
Total Current Assets	116,726	115,613

Property, plant and equipment, at cost:
Property, plant and equipment	31,799	14,593
Less accumulated depreciation	(136)	(114)
Net property, plant and equipment	31,663	14,479
Operating lease right-of-use assets	192	226
Other long-term assets	—	2,665
Total Assets	$148,581	$132,983

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$6,201	$3,043
Accrued liabilities	1,823	2,129
Operating lease liability - current	152	152
Total Current Liabilities	8,176	5,324

Operating lease liability, net of current	48	83
Other long-term liabilities	1,378	1,378
Total Liabilities	9,602	6,785

Commitments and Contingencies (see note 7)

Stockholders’ Equity:
Common stock, 100,000,000 shares authorized, $.001 par value;
Issued shares - 42,817,584 and 35,279,724 respectively
Outstanding shares - 42,817,423 and 35,279,563 respectively	43	35
Paid-in capital	484,160	468,578
Accumulated deficit	(344,966)	(342,157)
Less: Treasury stock (161 shares), at cost	(258)	(258)
Total Stockholders’ Equity	138,979	126,198

Total Liabilities and Stockholders’ Equity	$148,581	$132,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in thousands of dollars, except share and per share amounts)

(unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Operating Expenses:
Product development expenses	$(233)	$(1,823)
Exploration expenses	(208)	(145)
General and administrative expenses	(2,211)	(2,084)
Arbitration costs	(142)	(1,532)
Depreciation and amortization	(22)	(1)
Total operating expenses	(2,816)	(5,585)

Non-Operating Income:
Unrealized gain on equity securities	—	193
Other income	7	2
Total other income	7	195

Net Loss	$(2,809)	$(5,390)

BASIC AND DILUTED LOSS PER SHARE	$(0.08)	$(0.19)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	36,757,352	28,597,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in thousands of dollars)

(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Operating Activities:
Net loss	$(2,809)	$(5,390)
Reconciliation of net loss to cash used in operations:
Non-cash lease expense	(1)	—
Depreciation and amortization	22	1
Stock compensation expense	66	91
Unrealized gain on equity securities	—	(193)
Effect of changes in operating working capital items:
Increase in prepaids and other assets	(413)	(328)
Increase in payables and accrued liabilities	434	969
Net Cash Used In Operating Activities	(2,701)	(4,850)

Cash Flows From Investing Activities:
Proceeds from PPP loan escrow	—	333
Capital expenditures	(12,123)	—
Net Cash (Used In)/Provided By Investing Activities	(12,123)	333

Cash Flows From Financing Activities:
Issuance of common stock, net	15,556	72,203
Payment of minimum withholding taxes on net share settlements of equity awards	(32)	(150)
Net Cash Provided By Financing Activities	15,524	72,053

Net increase in Cash, Cash Equivalents and Restricted Cash	700	67,536
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	115,293	50,325
Cash, Cash Equivalents and Restricted Cash, End of Period	$115,993	$117,861

Supplemental Non-Cash Information with Respect to Investing and Financing Activities:
Accrued capital expenditures (at end of period)	3,200	—
Total Non-Cash Investing and Financing Activities for the Period	$3,200	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(expressed in thousands of dollars, except share amounts)

(unaudited)

Three months ended March 31, 2022	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances, January 1, 2022	35,279,724	$35	$468,578	$(342,157)	$(258)	$126,198
Net loss	—	—	—	(2,809)	—	(2,809)
Common stock issued, net of issuance costs	7,446,087	8	15,548	—	—	15,556
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	91,773	—	66	—	—	66
Minimum withholding taxes on net share settlements of equity awards	—	—	(32)	—	—	(32)
Balances, March 31, 2022	42,817,584	$43	$484,160	$(344,966)	$(258)	$138,979

Three months ended March 31, 2021	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances, January 1, 2021	19,172,020	$19	$383,723	$(326,013)	$(258)	$57,471
Net loss	—	—	—	(5,390)	—	(5,390)
Common stock issued, net of issuance costs	13,107,270	13	72,190	—	—	72,203
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	57,186	—	91	—	—	91
Minimum withholding taxes on net share settlements of equity awards	—	—	(150)	—	—	(150)
Balances, March 31, 2021	32,336,476	$32	$455,854	$(331,403)	$(258)	$124,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Westwater Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in Westwater Resources, Inc.’s Annual Report. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2022.

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

During the first three months of 2022, the Company continued construction activities related to the Kellyton Graphite Plant and began civil and earthwork in March 2022, with expected completion in the second quarter of 2023. The Company also continued its exploration project to investigate the size and extent of both graphite and vanadium mineral concentrations at the Coosa Graphite Deposit. Drilling was completed in April 2022 and the Company expects to complete a technical study by the end of the year.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On March 31, 2022, the Company’s cash balance was approximately $116.0 million. During the three months ended March 31, 2022, the Company sold 7.4 million shares of common stock for net proceeds of $15.6 million pursuant to the ATM Offering Agreement (see Note 4).

Subsequent to March 31, 2022, and through the date of this release, the Company has sold another 4.4 million shares of common stock for additional net proceeds of $9.0 million pursuant to the ATM Offering Agreement.

Management believes the Company’s current cash balance is sufficient to fund its planned non-discretionary expenditures through 2022. The Company has in place the ATM Offering Agreement and the 2020 Lincoln Park PA, which could be used to support construction of Phase I of the Kellyton Graphite Plant. While the Company has been successful in the past in raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company. Stock price volatility and uncertain economic conditions caused in part by the COVID-19 pandemic and the emergence of variant strains of the virus could significantly impact the Company’s ability to raise funds through equity financing. Market conditions, including but not limited to, inflation, labor shortages and supply chain disruptions could adversely impact the planned cost of Phase I of the Kellyton Graphite Plant.

Along with evaluating the continued use of the ATM Offering Agreement and the 2020 Lincoln Park PA, the Company is considering other forms of project financing to fund the construction of the Kellyton Graphite Plant, including both Phase I and Phase II. The alternative sources of project financing could include, but are not limited to, project debt, convertible debt, government loans or grants, or pursuing a partnership or joint venture. In the event funds are not available under the Company’s financing facilities or alternative financing arrangements to fund the construction of Phase I of the Kellyton Graphite Plant in 2023, the Company expects to be able to fund its non-discretionary expenditures, however, the Company may be required to change its planned business development strategies.

3. PROPERTY, PLANT AND EQUIPMENT

	Net Book Value of Property Plant and Equipment at March 31, 2022
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Other property, plant and equipment	4,525	28	4,553
Construction in progress	18,138	—	18,138
Total	$31,635	$28	$31,663

	Net Book Value of Property Plant and Equipment at December 31, 2021
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Other property, plant and equipment	4,462	28	4,490
Construction in progress	1,017	—	1,017
Total	$14,451	$28	$14,479

Construction in Progress

Construction in progress represents assets that are not ready for service or are in the construction stage. Assets are depreciated once they are placed in service.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During the three months ended March 31, 2022, the manufacturing of equipment, for which the Company made cash deposits of $2.7 million as of December 31, 2022, began.  As such, the deposit as of December 31, 2021 is now reflected as construction in progress as of March 31, 2022.

Impairment of Property, Plant and Equipment

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. For the three months ended March 31, 2022 and March 31, 2021, no events or changes in circumstance are believed to have impacted recoverability of the Company’s long-lived assets. Accordingly, it was determined that no interim impairment was necessary.

4. COMMON STOCK

Common Stock Issued, Net of Issuance Costs

December 2020 Purchase Agreement with Lincoln Park Capital Fund, LLC

On December 4, 2020, the Company entered into the 2020 Lincoln Park PA Purchase Agreement with Lincoln Park to place up to $100.0 million in the aggregate of the Company's common stock on an ongoing basis over a term of 36 months. The Company controls the timing and amount of any sales to Lincoln Park, and Lincoln Park is obligated to make purchases in accordance with the December 2020 PA. Any common stock that is sold to Lincoln Park will occur at a purchase price that is based on an agreed upon fixed discount to the Company's prevailing market prices at the time of each sale and with no upper limits to the price Lincoln Park may pay to purchase common stock. The agreement may be terminated by the Company at any time, in its sole discretion, without any additional cost or penalty.

The December 2020 PA specifically provides that the Company may not issue or sell any shares of its common stock under the agreement if such issuance or sale would breach any applicable rules of the NYSE American Stock Exchange (“NYSE American”). In particular, NYSE American General Rule 713(a) provides that the Company may not issue or sell more than 19.99% of the number of shares of the Company’s common stock that were outstanding immediately prior to the execution of the December 2020 PA unless (i) shareholder approval is obtained or (ii) the average price of all applicable sales of common stock to Lincoln Park under the December 2020 PA, equals or exceeds $6.15. The Company held its 2021 Annual Shareholders Meeting on May 21, 2021 and obtained shareholder approval for the issuance of more than 19.99% of the shares of the Company’s common stock outstanding under the December 2020 PA.

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

During the three months ended March 31, 2022, the Company did not sell any shares of common stock pursuant to the 2020 Lincoln Park PA compared to 3.8 million shares for net proceeds of $24.9 million for the three months ended March 31, 2021.

Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co.

On April 14, 2017, the Company entered into the ATM Offering Agreement with Cantor acting as the sales agent. Under the ATM Offering Agreement, the Company may from time to time sell shares of its common stock in “at-the-market” offerings. The Company pays Cantor a commission of up to 2.5% of the gross proceeds from the sale of any shares pursuant to the ATM Offering Agreement.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During the three months ended March 31, 2022, the Company sold 7.4 million shares of common stock for net proceeds of $15.6 million pursuant to the ATM Offering Agreement. The Company sold 9.3 million shares of common stock for net proceeds of $47.3 million pursuant to the ATM Offering Agreement for the three months ended March 31, 2021.

As of March 31, 2022, the Company has received total gross proceeds of $18.4 million since inception under the ATM Offering Agreement, pursuant to a prospectus supplement for a total of $50 million in aggregate sales, filed on August 20, 2021, and in accordance with Rule 424(b)(5) as a takedown off the Company’s shelf registration statement on Form S-3, which was declared effective by the Commission on July 8, 2021.

5. STOCK-BASED COMPENSATION

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

As of March 31, 2022, 1,268,108 shares were available for future issuances under the 2013 Plan. For the three months ended March 31, 2022 and 2021, the Company recorded stock-based compensation expense of $0.1 million and $0.1 million, respectively. Stock compensation expense is recorded in general and administrative expenses.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock Options

Stock options are valued using the Black-Scholes option pricing model on the date of grant. The Company accounts for forfeitures upon occurrence.

The following tables summarize stock options outstanding and changes for the three months ended March 31, 2022 and 2021:

	March 31, 2022		March 31, 2021
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Stock options outstanding at beginning of period	277,576	$6.18	185,054	$7.99
Granted	—	—	—	—
Expired	—	—	(800)	71.63
Stock options outstanding at end of period	277,576	6.18	184,254	7.72
Stock options exercisable at end of period	183,054	$7.35	34,453	$32.40

The weighted average remaining term for stock options outstanding as of March 31, 2022, is approximately 8.3 years.

The following table summarizes stock options outstanding and exercisable by stock option plan at March 31, 2022:

	Outstanding Stock Options		Exercisable Stock Options
	Number of	Weighted	Number of	Weighted
	Outstanding	Average	Stock Options	Average
Stock Option Plan	Stock Options	Exercise Price	Exercisable	Exercise Price
2004 Plan	92	$1,638.00	92	$1,638.00
2004 Directors’ Plan	3	10,380.00	3	10,380.00
2013 Plan	277,481	5.53	182,959	6.36
	277,576	$6.18	183,054	$7.35

As of March 31, 2022, the Company had less than $0.1 million of unrecognized compensation costs related to non-vested stock options that will be recognized over a period of approximately 3 months.

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

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes RSU activity for the three months ended March 31, 2022 and 2021:

	March 31,		March 31,
	2022		2021
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	RSUs	Fair Value	RSUs	Fair Value
Unvested RSUs at beginning of period	385,004	$3.18	236,403	$2.10
Granted	91,241	1.97	—	—
Forfeited/Expired	(122,692)	3.09	—	—
Vested	(105,793)	2.97	(78,801)	2.10
Unvested RSUs at end of period	247,760	$2.87	157,602	$2.10

As of March 31, 2022, the Company had $0.3 million of unrecognized compensation costs related to non-vested restricted stock units that will be recognized over a period of approximately 2 years.

6. EARNINGS PER SHARE

Basic and diluted loss per common share have been calculated based on the weighted-average shares outstanding during the period. Additionally, potentially dilutive shares of 525,336 were excluded from the calculation of earnings per share because the effect on the basic income per share would be anti-dilutive, as the Company had a net loss for the three months ended March 31, 2022.

7. COMMITMENTS AND CONTINGENCIES

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

8. LEASES

The Company’s lease portfolio consists of operating leases for corporate offices, storage space and equipment. The leases have remaining lease terms of 0.5 years to 1.3 years, one of which includes an option to extend the corporate office lease for 3 years. Under our corporate office lease, we are required to reimburse the lessor each month for common use expenses such as maintenance and security services. Because these amounts are variable from year to year and not specifically set in the lease terms, they are not included in the measurement of the right-of-use asset and related lease liability, but rather expensed in the period incurred.

The Company is party to several leases that have terms that are less than a year in length. These include leases for land used in exploration activities, office equipment, machinery, office space, storage and other. The Company has elected the short-term lease exemption allowed under the new leasing standards, whereby leases with initial terms of one year or less are not capitalized and instead expensed on a straight-line basis over the lease term. In addition, the

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Company holds several leases related to mineral exploration and production to which it has not applied the new leasing standard. Leases to explore or use minerals and similar nonregenerative resources are specifically excluded by ASC 842, “Leases.”

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

The components of lease expense are as follows:

	For the Three Months Ended
	March 31,
(thousands of dollars)	2022	2021
Operating lease cost	$38	$38

Supplemental cash flow information related to the Company’s operating leases is as follows:

	For the Three Months Ended
	March 31,
(thousands of dollars)	2022	2021
Cash paid for amounts included in lease liabilities:
Operating cash flows from operating leases	$39	$39

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$192	$322

Supplemental balance sheet information related to the Company’s operating leases is as follows:

	March 31,	December 31,
(thousands of dollars)	2022	2021
Operating Leases
Operating lease right-of-use assets	$192	$226

Current portion of lease liabilities	152	152
Operating lease liabilities – long term portion	48	83
Total operating lease liabilities	$200	$235

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	For the Three Months Ended
	March 31,
	2022	2021
Weighted Average Remaining Lease Term (in years)	1.3	2.6

Discount Rate	9.5%	9.5%

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Maturities of lease liabilities for the Company’s operating leases are as follows:

Lease payments by year	March 31,
(in thousands)	2022
2022 (remainder of year)	$119
2023	92
2024	—
Total lease payments	211
Less imputed interest	(11)
Total	$200

As of March 31, 2022, the Company has $0.2 million in right-of-use assets and $0.2 million in related lease liabilities ($0.2 million of which is current). The most significant operating lease is for the Company’s corporate office in Centennial, Colorado, with $0.2 million remaining in undiscounted cash payments through the end of the lease term in 2023. The total undiscounted cash payments remaining on operating leases through the end of their respective terms is $0.2 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Westwater for the three months ended March 31, 2022, has been prepared based on information available to us as of May 10, 2022. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Westwater for the period ended December 31, 2021 and the related notes thereto filed with our Annual Report, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements” herein.

INTRODUCTION

Westwater Resources, Inc. is an almost 45-year-old company focused on developing battery-grade natural graphite materials. Originally incorporated in 1977, our company is focused on developing battery-ready graphite materials after its acquisition of Alabama Graphite in April 2018. Alabama Graphite holds mineral rights to explore and potentially mine the Coosa Graphite Deposit. During the first quarter of 2022, Alabama Graphite Products, LLC, a wholly-owned subsidiary of Westwater, continued construction activities related to the Kellyton Graphite Plant. The Company anticipates that Phase I of the Kellyton Graphite Plant will be completed in the second quarter of 2023. The Company is in the final stages of an exploration program to further investigate the size and extent of both graphite and vanadium mineral concentrations at the Coosa Graphite Deposit, and to increase our knowledge of the deposit as a whole.  The Coosa Graphite Deposit is located near Rockford, Alabama at 32 ° 54’ 30” North and 86 ° 24’ 00” West.

RECENT DEVELOPMENTS

Kellyton Graphite Plant – Construction Update

During the quarter ended March 31, 2022, the Company continued construction activities related to its Kellyton Graphite Plant, including civil and earthwork, selection of a general contractor, and continued engineering and design work.  In April 2022, the Company completed the buildout of its Kellyton administrative offices, hosted a ground breaking ceremony at the site of the Kellyton Graphite Plant, and submitted an application for its wastewater disposal permit. The Company has estimated the cost to construct and commission Phase I of the Kellyton Graphite Plant to be approximately $202 million, of which approximately $17.8 million has been incurred to date.

Coosa Graphite Deposit – Exploration Program

The Company began an exploration project in April 2021 to investigate the size and extent of both graphite and vanadium mineral concentrations at the Coosa Graphite Deposit.  In April 2022, the Company completed the drilling activity related to this exploration program and expects to complete a technical study by the end of the year. The exploration program was conducted on approximately 4,000 acres of the approximately 41,900 acres to which Westwater holds mineral rights. In addition, as part of the technical study, vanadium mineralization is expected to be evaluated using extractive metallurgy techniques to ascertain the economic potential, if any. Subject to its own definitive feasibility study, the availability of financing, and regulatory approval, the Coosa Graphite Deposit and related mining operation is planned for start-up by the end of 2028.

Graphite and Vanadium as Critical Materials

Presently, the United States is almost 100% dependent on imports for battery-grade graphite, which is currently the primary anode material in the Lithium-ion batteries that power electric vehicles, smartphones, laptops, and store power generated from intermittent renewable energy sources. Westwater intends to process natural flake graphite into battery-grade graphite for all types of batteries including Lithium-ion batteries.

On March 31, 2022, President Biden invoked the Defense Production Act to encourage the domestic production of critical materials, including graphite, for advanced batteries for electric vehicles and clean energy storage.

On May 2, 2022, the U.S. Department of Energy (“DOE”) released Funding Opportunity Announcement (“FOA”) No. DE-FOA-0002678, entitled Bipartisan Infrastructure Law – Battery Materials Processing and Battery Manufacturing.  The intent of this FOA is to ensure that the U.S. has a viable battery materials processing industry, to expand capabilities in advanced battery manufacturing, and to enhance domestic processing capacity of minerals, such as graphite, necessary for advanced batteries. Under this FOA, the DOE expects to provide approximately $3.1 billion to fund investments within the electric vehicle battery supply chain and increase domestic battery manufacturing.  While the FOA has been issued, there can be no guarantee that Westwater will qualify or be able to obtain access to such funding. Westwater is evaluating the FOA to determine the benefit, if any, to the Company and its shareholders.

Westwater has and will continue to support the efforts by the relevant United States governmental agencies to ensure that they remain aware of the importance of natural battery-grade graphite, its importance to the nation’s security, and how the Kellyton Graphite Plant and the Coosa Graphite Deposit fit into the critical minerals-equation.

Equity Financings

Capital Raises during three months ended March 31, 2022

During the three months ended March 31, 2022, the Company sold 7.4 million shares of common stock for net proceeds of $15.6 million pursuant to the ATM Offering Agreement, resulting in a cash balance of approximately $116.0 million at March 31, 2022.

Subsequent to March 31, 2022, and through the date of this report, the Company has sold another 4.4 million shares of common stock for additional net proceeds of $9.0 million pursuant to the ATM Offering Agreement.

See Note 2 to the financial statements for additional information.

RESULTS OF OPERATIONS

Summary

Our net loss for the three months ended March 31, 2022, was $2.8 million, or $0.08 per share, as compared with a net loss of $5.4 million, or $0.19 per share for the same period in 2021. The $2.6 million decrease in our net loss was due primarily to decreases in product development expenses and arbitration costs; offset partially by no unrealized gain on equity securities, which were sold in the fourth quarter of 2021 and increases in general and administrative and exploration expenses.

Product Development Expenses

Product development expenses for the three months ended March 31, 2022, were $0.2 million, a decrease of $1.6 million compared to the same period in 2021.  Product development costs for the first quarter of 2022, primarily relate to continued product development and optimization costs.  Product development costs in the prior year were primarily comprised of expenses for our DFS, which began in February 2021 and was completed in October 2021, and our pilot program that was completed in 2021.

Arbitration Costs

During the first three months of 2022, Westwater incurred trailing legal and expert consulting costs of $0.1 million associated with the Request for Arbitration against the Republic of Turkey. This represents a decrease of $1.4 million in costs compared to the three months ended March 31, 2021. For further reference, see Part I, Item 3 of the Annual Report.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2022, increased by $0.1 million from the same period in 2021. The increase quarter over quarter is due primarily to increased payroll costs as the Company continues to build its team and increased sales and marketing efforts; offset partially by lower consulting and professional services during the quarter.

Exploration Expenses

Exploration expenses for the three months ended March 31, 2022, increased by $0.1 million from the same period in 2021.  The increase quarter over quarter is due primarily to costs associated with increased inclement weather and related drilling costs associated with our exploration program which was completed in April 2022.

FINANCIAL POSITION

Operating Activities

Net cash used in operating activities of $2.7 million for the three months ended March 31, 2022, represents a decrease of $2.1 million compared to the same period in 2021. The decrease in cash used in operating activities was due primarily to decreases in product development expenses and arbitration costs, partially offset by a decrease in payables and accrued liability balances for the same period in 2021.

Investing Activities

Net cash used in investing activities increased by $12.5 million for the three months ended March 31, 2022, as compared to the same period in 2021. The increase was a result of progress payments related to long lead equipment items and capital expenditures related to the Kellyton Graphite Plant which began construction in December 2021.

Financing Activities

Net cash provided by financing activities was $15.5 million for the three months ended March 31, 2022, due to sales of common stock through the Company’s ATM Offering Agreement. Net cash provided by financing activities for the same period in 2021 was $72.1 million. The $56.6 million decrease was due to decreased sales activity under the 2020 Lincoln Park PA and the ATM Offering Agreement during the first three months of 2022 compared to the same period in 2021.

LIQUIDITY AND CAPITAL RESOURCES

The Company last recorded revenues from operations in 2009. Since 2009, the Company has relied on equity financings, debt financings and asset sales to fund its operations. The Company expects to rely on debt and equity financing to fund its operations for the foreseeable future.

During the first three months of 2022, the Company continued construction activities related to the Kellyton Graphite Plant and began civil and earthwork in March 2022, with expected completion in the second quarter of 2023. The Company also continued its exploration project to investigate the size and extent of both graphite and vanadium mineral concentrations at the Coosa Graphite Deposit. Drilling was completed in April 2022 and the Company expects to complete a technical study by the end of the year.

On March 31, 2022, the Company’s cash balance was approximately $116.0 million. During the three months ended March 31, 2022, the Company sold 7.4 million shares of common stock for net proceeds of $15.6 million pursuant to the ATM Offering Agreement. As of March 31, 2022, the Company has $31.6 million remaining available for future sales under the ATM Offering Agreement and has 9.7 million shares of common stock available for future sales pursuant to the 2020 Lincoln Park PA.

Subsequent to March 31, 2022, and through the date of this release, the Company has sold another 4.4 million shares of common stock for additional net proceeds of $9.0 million pursuant to the ATM Offering Agreement.

Management believes the Company’s current cash balance is sufficient to fund its planned non-discretionary expenditures through 2022. The Company has in place the ATM Offering Agreement and the 2020 Lincoln Park PA, which could be used to support construction of the commercial graphite processing facility. While the Company has been successful in the past in raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company. Stock price volatility and uncertain economic conditions caused in part by the COVID-19 pandemic, including the emergence of variant strains of the virus, could significantly impact the Company’s ability to raise funds through equity financing. Market conditions, including but not limited to, inflation and supply chain disruptions could adversely impact the planned cost of Phase I of the Company’s Kellyton Graphite Plant.

Along with evaluating the continued use of the ATM Offering Agreement and the 2020 Lincoln Park PA, the Company is  considering other forms of project financing to fund the construction of the Kellyton Graphite Plant, including both Phase I and Phase II. The alternative sources of project financing could include, but are not limited to, project debt, convertible debt, government loans or grants, or pursuing a partnership or joint venture. In the event funds are not available under the Company’s financing facilities or alternative financing to fund the construction of Phase I of the Kellyton Graphite Plant in 2023, the Company expects to be able to fund its non-discretionary expenditures, however, the Company may be required to change its planned business development strategies.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the adequacy of funding, liquidity, access to capital, financing activities, the timing or occurrence of any future drilling or production from the Company’s properties, potential effects of the continued COVID-19 pandemic, the strategic goals of the business, arbitration matters, costs of Phase I of the Kellyton Graphite Plant and estimated completion date, expected feasibility study and start date of the Coosa Graphite Deposit, and the Company’s anticipated cash burn rate and capital requirements. Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

●	the spot price and long-term contract price of graphite (both flake graphite feedstock and purified graphite products) and vanadium, and the world-wide supply and demand of graphite and vanadium;
●	the effects, extent and timing of the entry of additional competition in the markets in which we operate;
●	the ability to obtain contracts with customers;
●	available sources and transportation of graphite feedstock;
●	the ability to control costs and avoid cost and schedule overruns during the development, construction and operation of the Kellyton Graphite Plant;

●	the ability to construct and operate the Kellyton Graphite Plant in accordance with the requirements of permits and licenses and the requirements of tax credits and other incentives;
●	government regulation of the mining and processing industries in the United States;
●	unanticipated geological, processing, regulatory and legal or other problems we may encounter;
●	the results of our exploration activities, and the possibility that future exploration results may be materially less promising than initial exploration results;
●	any graphite or vanadium discoveries not being in high enough concentration to make it economic to extract the metals;
●	our ability to finance growth plans;
●	the potential effects of the continued COVID-19 pandemic;
●	currently pending or new litigation or arbitration; and
●	our ability to maintain and timely receive mining and other permits from regulatory agencies.

In addition, other factors are described in our Annual Report, and the other reports we file with the SEC. Most of these factors are beyond our ability to predict or control. Future events and actual results could differ materially from those set forth herein, contemplated by or underlying the forward-looking statements. Forward-looking statements speak only as of the date on which they are made. We disclaim any obligation to update any forward-looking statements made herein, except as required by law.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3, “Legal Proceedings,” in our Annual Report. There have been no material changes to the legal proceedings previously disclosed in the Annual Report.

ITEM 1A. RISK FACTORS.

See “Risk Factors” in Item 1A in our Annual Report for a discussion of the risk factors of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
10.1*

Employment Agreement, effective February 26, 2022, between the Company and John W. Lawrence (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2022)

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

WESTWATER RESOURCES, INC.

Dated: May 10, 2022	By:	/s/ Chad M. Potter
Chad M. Potter
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2022	By:	/s/ Jeffrey L. Vigil
Jeffrey L. Vigil
Vice President - Finance and Chief Financial Officer (Principal Financial Officer)