Form 10-Q
period 2022-06-30
WESTWATER RESOURCES, INC.
filed 2022-08-10
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	47,218,702 as of August 10, 2022

WESTWATER RESOURCES, INC.

7

DEFINITIONS

When used in this Form 10-Q, the following terms have the meaning indicated.

Term	Meaning
Alabama Graphite	Alabama Graphite Company, Inc., an Alabama corporation and wholly owned subsidiary of Westwater Resources
Annual Report	Westwater Resources, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021.
AGP	Alabama Graphite Products, LLC, an Alabama limited liability company and wholly-owned subsidiary of Westwater Resources.
ATM Offering Agreement	Controlled Equity Offering Sale Agreement between Westwater Resources and Cantor Fitzgerald & Co. dated April 14, 2017.
Cantor	Cantor Fitzgerald & Co.
Coosa Graphite Deposit	The Company’s graphite mineral deposit located near Rockford, Alabama.
EU Critical Raw Minerals List	The list of raw materials that are crucial to Europe’s economy published by the European Commission.
Inducement Plan

The Employment Inducement Incentive Award Plan adopted in compliance with NYSE Listing Company Manual Rule 303A.08 and NYSE American Company Guide 711. The Inducement Plan provides for the grant of equity-based awards, including restricted stock units, restricted stock, performance shares and performance units, and its terms are substantially similar to the Company’s 2013 Omnibus Incentive Plan.

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

USE OF NAMES

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “we”, “us”, “our”, “WWR”, “Westwater”, “Westwater Resources”, “Corporation”, or the “Company” refer to Westwater Resources, Inc. and its subsidiaries.

CURRENCY

The accounts of the Company are maintained in U.S. dollars. All dollar amounts referenced in this Quarterly Report on Form 10-Q and the consolidated financial statements are stated in U.S. dollars.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands of dollars, except share amounts)

(unaudited)

	June 30,	December 31,
	2022	2021
ASSETS

Current Assets:
Cash and cash equivalents	$109,038	$115,293
Prepaid and other current assets	724	320
Total Current Assets	109,762	115,613

Property, plant and equipment, at cost:
Property, plant and equipment	43,845	14,593
Less: Accumulated depreciation	(169)	(114)
Net property, plant and equipment	43,676	14,479
Operating lease right-of-use assets	157	226
Other long-term assets	—	2,665
Total Assets	$153,595	$132,983

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$4,928	$3,043
Accrued liabilities	2,012	2,129
Operating lease liability - current	152	152
Total Current Liabilities	7,092	5,324

Operating lease liability, net of current	12	83
Other long-term liabilities	1,378	1,378
Total Liabilities	8,482	6,785

Commitments and Contingencies (see note 7)

Stockholders’ Equity:
Common stock, 100,000,000 shares authorized, $.001 par value;
Issued shares - 47,218,863 and 35,279,724 respectively
Outstanding shares - 47,218,702 and 35,279,563 respectively	47	35
Paid-in capital	493,445	468,578
Accumulated deficit	(348,121)	(342,157)
Less: Treasury stock (161 shares), at cost	(258)	(258)
Total Stockholders’ Equity	145,113	126,198

Total Liabilities and Stockholders’ Equity	$153,595	$132,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in thousands of dollars, except share and per share amounts)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating Expenses:
Product development expenses	$(367)	$(2,109)	$(600)	$(3,932)
Exploration expenses	(201)	(384)	(409)	(529)
General and administrative expenses	(2,644)	(2,198)	(4,855)	(4,282)
Arbitration costs	—	(13)	(142)	(1,545)
Depreciation and amortization	(34)	(1)	(56)	(2)
Total operating expenses	(3,246)	(4,705)	(6,062)	(10,290)

Non-Operating Income:
Unrealized gain on equity securities	—	1,218	—	1,411
Other income	91	7	98	9
Total other income	91	1,225	98	1,420

Net Loss	$(3,155)	$(3,480)	$(5,964)	$(8,870)

BASIC AND DILUTED LOSS PER SHARE	$(0.07)	$(0.11)	$(0.14)	$(0.29)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	47,083,720	32,431,919	41,949,062	30,525,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in thousands of dollars)

(unaudited)

	For the Six Months Ended June 30,
	2022	2021
Operating Activities:
Net loss	$(5,964)	$(8,870)
Reconciliation of net loss to cash used in operations:
Non-cash lease expense	(2)	—
Depreciation and amortization	56	2
Stock compensation expense	370	295
Unrealized gain on equity securities	—	(1,411)
Effect of changes in operating working capital items:
Increase in prepaids and other assets	(404)	(74)
Increase in payables and accrued liabilities	33	925
Net Cash Used In Operating Activities	(5,911)	(9,133)

Cash Flows From Investing Activities:
Proceeds from PPP loan escrow	—	333
Building deposit	—	(100)
Capital expenditures	(24,853)	—
Net Cash (Used In)/Provided By Investing Activities	(24,853)	233

Cash Flows From Financing Activities:
Issuance of common stock, net	24,541	77,863
Payment of minimum withholding taxes on net share settlements of equity awards	(32)	(150)
Net Cash Provided By Financing Activities	24,509	77,713

Net (decrease) increase in Cash, Cash Equivalents and Restricted Cash	(6,255)	68,813
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	115,293	50,325
Cash, Cash Equivalents and Restricted Cash, End of Period	$109,038	$119,138

Supplemental Non-Cash Information with Respect to Investing and Financing Activities:
Accrued capital expenditures (at end of period)	2,516	—
Total Non-Cash Investing and Financing Activities for the Period	$2,516	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(expressed in thousands of dollars, except share amounts)

(unaudited)

Six months ended June 30, 2022	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances, January 1, 2022	35,279,724	$35	$468,578	$(342,157)	$(258)	$126,198
Net loss	—	—	—	(5,964)	—	(5,964)
Common stock issued, net of issuance costs	11,822,366	12	24,529	—	—	24,541
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	116,773	—	370	—	—	370
Minimum withholding taxes on net share settlements of equity awards	—	—	(32)	—	—	(32)
Balances, June 30, 2022	47,218,863	$47	$493,445	$(348,121)	$(258)	$145,113

Three months ended June 30, 2022

Balances, March 31, 2022	42,817,584	$43	$484,160	$(344,966)	$(258)	$138,979
Net loss	—	—	—	(3,155)	—	(3,155)
Common stock issued, net of issuance costs	4,376,279	4	8,981	—	—	8,985
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	25,000	—	304	—	—	304
Balances, June 30, 2022	47,218,863	$47	$493,445	$(348,121)	$(258)	$145,113

Six months ended June 30, 2021	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances, January 1, 2021	19,172,020	$19	$383,723	$(326,013)	$(258)	$57,471
Net loss	—	—	—	(8,870)	—	(8,870)
Common stock issued, net of issuance costs	14,307,270	14	77,849	—	—	77,863
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	57,186	—	295	—	—	295
Minimum withholding taxes on net share settlements of equity awards	—	—	(150)	—	—	(150)
Balances, June 30, 2021	33,536,476	$33	$461,717	$(334,883)	$(258)	$126,609

Three months ended June 30, 2021

Balances, March 31, 2021	32,336,476	$32	$455,854	$(331,403)	$(258)	$124,225
Net loss	—	—	—	(3,480)	—	(3,480)
Common stock issued, net of issuance costs	1,200,000	1	5,659	—	—	5,660
Stock compensation expense and related share issuances, net of shares withheld for the payment of taxes	—	—	204	—	—	204
Balances, June 30, 2021	33,536,476	$33	$461,717	$(334,883)	$(258)	$126,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Westwater Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in Westwater Resources, Inc.’s Annual Report. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2022.

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

During the first six months of 2022, the Company continued construction activities related to the Kellyton Graphite Plant. The Company also continued its exploration project to investigate the size and extent of both graphite and vanadium mineral concentrations at the Coosa Graphite Deposit. Drilling was completed in April 2022 and the Company expects to complete a resource model by the end of the year.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On June 30, 2022, the Company’s cash balance was approximately $109.0 million. During the six months ended June 30, 2022, the Company sold 11.8 million shares of common stock for net proceeds of $24.5 million pursuant to the ATM Offering Agreement (see Note 4).

Management believes the Company’s current cash balance is sufficient to fund its planned non-discretionary expenditures through the third quarter of 2023. The Company has in place the ATM Offering Agreement and the 2020 Lincoln Park PA, which could be used to support construction of Phase I of the Kellyton Graphite Plant. While the Company has been successful in the past in raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company. Stock price volatility and uncertain economic conditions caused in part by the COVID-19 pandemic and the emergence of variant strains of the virus could significantly impact the Company’s ability to raise funds through equity financing. Market conditions, including but not limited to, inflation, labor shortages and supply chain disruptions could also adversely impact the planned cost and the construction and commissioning timeline of Phase I of the Kellyton Graphite Plant.

Along with evaluating the continued use of the ATM Offering Agreement and the 2020 Lincoln Park PA, the Company is considering other forms of project financing to fund the construction of the Kellyton Graphite Plant, including both Phase I and Phase II. The alternative sources of project financing could include, but are not limited to, project debt, convertible debt, government loans or grants, or pursuing a partnership or joint venture. In the event funds are not available under the Company’s financing facilities or alternative financing arrangements to fund the construction of Phase I of the Kellyton Graphite Plant, the Company expects to be able to fund its non-discretionary expenditures, however, the Company may be required to change its planned business development strategies.

3. PROPERTY, PLANT AND EQUIPMENT

	Net Book Value of Property Plant and Equipment at June 30, 2022
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Other property, plant and equipment	5,686	27	5,713
Construction in progress	28,991	—	28,991
Total	$43,649	$27	$43,676

	Net Book Value of Property Plant and Equipment at December 31, 2021
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Other property, plant and equipment	4,462	28	4,490
Construction in progress	1,017	—	1,017
Total	$14,451	$28	$14,479

Construction in Progress

Construction in progress represents assets that are not ready for service or are in the construction stage. Assets are depreciated based on the estimated useful life of the asset once it is placed in service.

During the first quarter of 2022, the manufacturing of certain equipment commenced, for which the Company made cash deposits of $2.7 million as of December 31, 2021.  As such, the deposits as of December 31, 2021 are now reflected as construction in progress, and will continue to be included in construction in progress until such assets are placed into service.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Impairment of Property, Plant and Equipment

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. For the six months ended June 30, 2022, no events or changes in circumstance are believed to have impacted recoverability of the Company’s long-lived assets. Accordingly, it was determined that no interim impairment was necessary.

4. COMMON STOCK

Common Stock Issued, Net of Issuance Costs

December 2020 Purchase Agreement with Lincoln Park Capital Fund, LLC

On December 4, 2020, the Company entered into the 2020 Lincoln Park PA with Lincoln Park to place up to either $100.0 million or 16.0 million shares in the aggregate of the Company's common stock on an ongoing basis over a term of 36 months. The Company controls the timing and amount of any sales to Lincoln Park, and Lincoln Park is obligated to make purchases in accordance with the 2020 Lincoln Park PA. Any common stock that is sold to Lincoln Park will occur at a purchase price that is based on an agreed upon fixed discount to the Company's prevailing market prices at the time of each sale and with no upper limits to the price Lincoln Park may pay to purchase common stock. The agreement may be terminated by the Company at any time, in its sole discretion, without any additional cost or penalty.

The 2020 Lincoln Park PA specifically provides that the Company may not issue or sell any shares of its common stock under the agreement if such issuance or sale would breach any applicable rules of the NYSE American Stock Exchange (“NYSE American”). In particular, NYSE American General Rule 713(a) provides that the Company may not issue or sell more than 19.99% of the number of shares of the Company’s common stock that were outstanding immediately prior to the execution of the 2020 Lincoln Park PA unless (i) shareholder approval is obtained or (ii) the average price of all applicable sales of common stock to Lincoln Park under the 2020 Lincoln Park PA, equals or exceeds $6.15. The Company held its 2021 Annual Shareholders Meeting on May 21, 2021 and obtained shareholder approval for the issuance of more than 19.99% of the shares of the Company’s common stock outstanding under the 2020 Lincoln Park PA.

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

Since inception, the Company has sold 6.3 million shares of common stock to Lincoln Park pursuant to the 2020 Lincoln Park PA.

During the three and six months ended June 30, 2022, the Company did not sell any shares of common stock pursuant to the 2020 Lincoln Park PA compared to 1.2 million and 5.0 million shares of common stock sold for net proceeds of $5.7 million and $30.6 million, respectfully for the three and six months ended June 30, 2021.

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

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During the three and six months ended June 30, 2022, the Company sold 4.4 million and 11.8 million shares of common stock for net proceeds of $9.0 million and $24.5 million, respectfully, pursuant to the ATM Offering Agreement. The Company did not sell any shares of common stock pursuant to the ATM Offering Agreement for the three months ended June 30, 2021, but sold 9.3 million shares of common stock for net proceeds of $47.3 million pursuant to the ATM Offering Agreement for the six months ended June 30, 2021.

As of June 30, 2022, the Company has received total gross proceeds of $27.6 million since inception under the ATM Offering Agreement, pursuant to a prospectus supplement for a total of $50.0 million in aggregate sales, filed on August 20, 2021, and in accordance with Rule 424(b)(5) as a takedown off the Company’s shelf registration statement on Form S-3, which was declared effective by the Commission on July 8, 2021.

5. STOCK-BASED COMPENSATION

Stock-based compensation awards consist of stock options, restricted stock units and bonus shares issued under the Company’s equity incentive plans which include the 2013 Omnibus Incentive Plan (the “2013 Plan”) and the Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan (the “2004 Directors’ Plan”). Upon approval of the 2013 Plan by the Company’s stockholders on June 4, 2013, the Company’s authority to grant new awards under all plans other than the 2013 Plan was terminated. On July 18, 2017, April 18, 2019, April 28, 2020, and May 21, 2021, the Company’s stockholders approved amendments to the 2013 Plan to increase the authorized number of shares of common stock available and reserved for issuance under the 2013 Plan by 20,000, 66,000, 350,000, and 1,500,000 shares, respectively, and in 2017 re-approved the material terms of the performance goals under the 2013 Plan. Under the 2013 Plan, the Company may grant awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to eligible persons. Equity awards under the 2013 Plan are granted from time to time at the discretion of the Compensation Committee of the Board (the “Committee”), with vesting periods and other terms as determined by the Committee with a maximum term of 10 years. The 2013 Plan is administered by the Committee, which can delegate the administration to the Board, other committees or to such other officers and employees of the Company as designated by the Committee and permitted by the 2013 Plan.

As of June 30, 2022, 132,626 shares were available for future issuances under the 2013 Plan. For three and six months ended June 30, 2022, the Company recorded stock-based compensation expense of $0.3 million and $0.4 million, respectively, compared to $0.2 million and $0.3 million, respectively in the same periods in 2021. Stock compensation expense is recorded in general and administrative expenses.

In addition to the plans above, on May 9, 2022, the Board of Directors adopted the Inducement Plan and on May 13, 2022, the Company filed the Form S-8 Registration Statement to register an aggregate of 250,000 shares of the Company’s common stock.  These shares may be issued pursuant to the Inducement Plan as equity awards to be granted for the sole purpose of recruiting and hiring new employees. No shares have been issued as of June 30, 2022.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock Options

Stock options are valued using the Black-Scholes option pricing model on the date of grant. The Company accounts for forfeitures upon occurrence.

The following tables summarize stock options outstanding and changes for the six months ended June 30, 2022 and 2021:

	June 30, 2022		June 30, 2021
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Stock options outstanding at beginning of period	277,576	$6.18	185,054	$7.99
Granted	78,720	1.09	94,522	3.91
Expired	—	—	(2,000)	73.54
Stock options outstanding at end of period	356,296	5.06	277,576	6.18
Stock options exercisable at end of period	277,576	$6.18	183,054	$7.35

The weighted average remaining term for stock options outstanding as of June 30, 2022, is approximately 8.4 years.

The following table summarizes stock options outstanding and exercisable by stock option plan at June 30, 2022:

	Outstanding Stock Options		Exercisable Stock Options
	Number of	Weighted	Number of	Weighted
	Outstanding	Average	Stock Options	Average
Stock Option Plan	Stock Options	Exercise Price	Exercisable	Exercise Price
2004 Plan	92	$1,638.00	92	$1,638.00
2004 Directors’ Plan	3	10,380.00	3	10,380.00
2013 Plan	356,201	4.55	277,481	5.53
	356,296	$5.06	277,576	$6.18

As of June 30, 2022, the Company had less than $0.1 million of unrecognized compensation costs related to non-vested stock options that will be recognized over a period of approximately 1 year.

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

The following table summarizes RSU activity for the six months ended June 30, 2022 and 2021:

	June 30,		June 30,
	2022		2021
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	RSUs	Fair Value	RSUs	Fair Value
Unvested RSUs at beginning of period	385,004	$3.18	236,403	$2.10
Granted	1,148,003	1.16	184,290	4.13
Forfeited/Expired	(122,692)	3.09	—	—
Vested	(130,793)	2.61	(78,801)	2.10
Unvested RSUs at end of period	1,279,522	$1.43	341,892	$3.08

As of June 30, 2022, the Company had $1.1 million of unrecognized compensation costs related to non-vested restricted stock units that will be recognized over a period of approximately 2.5 years.

6. EARNINGS PER SHARE

Basic and diluted loss per common share have been calculated based on the weighted-average shares outstanding during the period. Additionally, potentially dilutive shares of 1,635,818 were excluded from the calculation of earnings per share because the effect on the basic income per share would be anti-dilutive, as the Company had a net loss for the three and six months ended June 30, 2022.

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

8. LEASES

The Company’s lease portfolio consists of operating leases for corporate offices, storage space and equipment. The leases have remaining lease terms of 0.25 years to 1.1 years, one of which includes an option to extend the corporate office lease for 3 years. Under our corporate office lease, we are required to reimburse the lessor each month for common use expenses such as maintenance and security services. Because these amounts are variable from year to year and not

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

specifically set in the lease terms, they are not included in the measurement of the right-of-use asset and related lease liability, but rather expensed in the period incurred.

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

The components of lease expense are as follows:

	For the Six Months Ended
	June 30,
(thousands of dollars)	2022	2021
Operating lease cost	$77	$77

Supplemental cash flow information related to the Company’s operating leases is as follows:

	For the Six Months Ended
	June 30,
(thousands of dollars)	2022	2021
Cash paid for amounts included in lease liabilities:
Operating cash flows from operating leases	$79	$77

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$157	$291

Supplemental balance sheet information related to the Company’s operating leases is as follows:

	June 30,	December 31,
(thousands of dollars)	2022	2021
Operating Leases
Operating lease right-of-use assets	$157	$226

Current portion of lease liabilities	152	152
Operating lease liabilities – long term portion	12	83
Total operating lease liabilities	$164	$235

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	For the Six Months Ended
	June 30,
	2022	2021
Weighted Average Remaining Lease Term (in years)	1.1	2.0

Discount Rate	9.5%	9.5%

Maturities of lease liabilities for the Company’s operating leases are as follows:

Lease payments by year	June 30,
(in thousands)	2022
2022 (remainder of year)	$79
2023	92
2024	—
Total lease payments	171
Less imputed interest	(7)
Total	$164

As of June 30, 2022, the Company has $0.2 million in right-of-use assets and $0.2 million in related lease liabilities ($0.2 million of which is current). The most significant operating lease is for the Company’s corporate office in Centennial, Colorado, with $0.2 million remaining in undiscounted cash payments through the end of the lease term in 2023. The total undiscounted cash payments remaining on operating leases through the end of their respective terms is $0.2 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Westwater for the three and six months ended June 30, 2022, has been prepared based on information available to us as of August 10, 2022. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Westwater for the period ended December 31, 2021 and the related notes thereto filed with our Annual Report, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements” herein.

INTRODUCTION

Westwater Resources, Inc., originally incorporated in 1977, is an almost 45-year-old company focused on developing battery-grade natural graphite materials after its acquisition of Alabama Graphite in April 2018. Alabama Graphite holds mineral rights to explore and potentially mine the Coosa Graphite Deposit. During the first half of 2022, AGP continued construction activities related to Phase I of the Kellyton Graphite Plant and in April of 2022 Alabama Graphite completed the initial drilling stage of its exploration program to further investigate the size and extent of both graphite and vanadium mineral concentrations at the Coosa Graphite Deposit. The Coosa Graphite Deposit is located near Rockford, Alabama at 32 ° 54’ 30” North and 86 ° 24’ 00” West.

RECENT DEVELOPMENTS

Kellyton Graphite Plant – Construction Update

During the second quarter of 2022, the Company continued construction activities related to Phase I of its Kellyton Graphite Plant, including earthwork and site grading, which was completed in July 2022.  Construction activity during the second quarter also included the mobilization of the general contractor, receipt of the first components of long-lead equipment, and beginning underground utilities, foundations, and the manufacturing of plant buildings.

In April 2022, the Company completed the buildout of its Kellyton administrative offices, hosted a groundbreaking ceremony at the site of the Kellyton Graphite Plant, and selected a general contractor. In June, the Company received its air permit from the Alabama Department of Environmental Management and consequently has all necessary permits to complete the construction of Phase I of the Kellyton Graphite Plant. The Company also applied for its wastewater disposal permit that is needed before commencing operations. The Company has estimated the cost to construct and commission Phase I of the Kellyton Graphite Plant to be approximately $202 million, of which approximately $30.0 million has been incurred to date. Subject to global supply chain disruptions and challenges, and its ability to raise the remaining capital necessary to complete Phase I of the Kellyton Graphite Plant, the Company is targeting to begin commissioning of Phase I by the end of the second quarter of 2023.

Coosa Graphite Deposit – Exploration Program

The Company began an exploration project in April 2021 to investigate the size and extent of both graphite and vanadium mineral concentrations at the Coosa Graphite Deposit.  In April 2022, the Company completed the drilling activity related to this exploration program and expects to complete a resource model by the end of the year. The exploration program was conducted on approximately 4,000 acres of the approximately 41,900 acres to which Westwater holds mineral rights. In addition, as part of the resource model, vanadium mineralization is expected to be evaluated using extractive metallurgy techniques to ascertain the economic potential, if any. Subject to its own definitive feasibility study, the availability of financing, and regulatory approval, the Coosa Graphite Deposit and related mining operation is planned for start-up by the end of 2028.

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

On May 2, 2022, the U.S. Department of Energy (“DOE”) released Funding Opportunity Announcement (“FOA”) No. DE-FOA-0002678, entitled Bipartisan Infrastructure Law – Battery Materials Processing and Battery Manufacturing.  The intent of this FOA is to ensure that the U.S. has a viable battery materials processing industry, to expand capabilities in advanced battery manufacturing, and to enhance domestic processing capacity of minerals, such as graphite, necessary for advanced batteries. Under this FOA, the DOE expects to provide approximately $3.1 billion to fund investments within the electric vehicle battery supply chain and increase domestic battery manufacturing. Westwater has engaged expert advisors to assist the Company in evaluating the FOA to determine the benefit, if any, to the Company and its shareholders, as well as monitor other DOE initiatives related to critical minerals. While the FOA has been issued, there can be no guarantee that Westwater will qualify or be able to obtain access to such funding.

Westwater has and will continue to support the efforts by the relevant United States governmental agencies to ensure that they remain aware of the importance of natural battery-grade graphite, its importance to the nation’s security, and how the Kellyton Graphite Plant and the Coosa Graphite Deposit fit into the critical minerals-equation.

Equity Financings

Capital Raises during three and six months ended June 30, 2022 and 2021

During the three and six months ended June 30, 2022, the Company sold 4.4 million and 11.8 million shares of common stock for net proceeds of $9.0 million and $24.5 million, respectfully, pursuant to the ATM Offering Agreement, resulting in a cash balance of approximately $109.0 million at June 30, 2022. The 4.4 million shares sold during the three months ended June 30, 2022, and the related net cash proceeds received occurred during the first week of April 2022.

See Note 4 to the financial statements for additional information.

Changes in the Executive Team

On June 20, 2022, the Board of Directors of Westwater accepted the decision of Jeffrey L. Vigil, currently serving as Chief Financial Officer and Vice President – Finance for Westwater, to retire effective August 26, 2022. As part of a thoughtful and planned succession strategy, on June 20, 2022, the Board of Directors elected Steven M. Cates, currently serving as Chief Accounting Officer and Controller for Westwater, as its new Chief Financial Officer and Vice President – Finance effective August 26, 2022.

RESULTS OF OPERATIONS

Summary

Our net loss for the three months ended June 30, 2022, was $3.2 million, or $0.07 per share, as compared with a net loss of $3.5 million, or $0.11 per share for the same period in 2021. The $0.3 million decrease in our net loss was due primarily to lower product development and exploration costs; offset partially by no unrealized gain on equity securities, which were sold in the fourth quarter of 2021 and increases in general and administrative expenses.

Our net loss for the six months ended June 30, 2022, was $6.0 million, or $0.14 per share, as compared with a net loss of $8.9 million, or $0.29 per share for the same period in 2021. The $2.9 million decrease in our net loss was due primarily to decreases in product development expenses, arbitration costs, and exploration expenses; offset partially by no unrealized gain on equity securities, which were sold in the fourth quarter of 2021 and increases in general and administrative expenses.

Product Development Expenses

Product development expenses for the three and six months ended June 30, 2022, were $0.4 million and $0.6 million, a decrease of $1.7 million and $3.3 million, respectively compared to the same periods in 2021. Product development costs for the three and six months ended June 30, 2022, primarily relate to continued product development and product optimization costs. Product development costs in the comparable periods of 2021 were primarily comprised of expenses for our definitive feasibility study related to Phase I of the Kellyton Graphite Plant, which began in February 2021 and was completed in October 2021, and our graphite processing pilot program that was completed in 2021.

Arbitration Costs

During the three months ended June 30, 2022, the Company did not incur any arbitration costs compared to less than $0.1 million for the same period in 2021.

During the six months ended June 30, 2022, the Company incurred $0.1 million of arbitration costs compared to $1.5 million for the same period in 2021.  The decrease in arbitration costs during the first half 2022 was due to lower legal fees related the Company’s request for Arbitration against the Republic of Turkey.  During the first half of 2021 the Company incurred legal fees in preparation for the hearing on substantive issues, which was conducted during the week of September 13-17, 2021. For further reference, see Part I, Item 3 of the Annual Report.

General and Administrative Expenses

General and administrative expenses for the three and six months ended June 30, 2022, increased by $0.4 million and $0.6 million, respectively compared to the same periods in 2021. The increases are due primarily to increased personnel costs as the Company continues to build its Kellyton team.

Exploration Expenses

Exploration expenses for the three and six months ended June 30, 2022, decreased by $0.2 million and $0.1 million compared to the same periods in 2021.  The decrease for the three and six month periods of 2022 compared to the same periods in 2021 is due primarily to the Company completing the drilling stage of its exploration program in April 2022.

FINANCIAL POSITION

Operating Activities

Net cash used in operating activities of $5.9 million for the six months ended June 30, 2022, represents a decrease of $3.2 million compared to the same period in 2021. The decrease in cash used in operating activities was due primarily to decreases in product development expenses and arbitration costs as discussed in Results of Operations.

Investing Activities

Net cash used in investing activities increased by $25.1 million for the six months ended June 30, 2022, as compared to the same period in 2021. The increase was a result of capital expenditures related to the construction of Phase I of the Kellyton Graphite Plant, which began construction in December 2021.  The capital expenditures in the first six months of 2022 primarily related to earthwork and site grading, which was completed in July 2022, and progress payments related to long-lead equipment items, detailed design engineering and project management activities.

Financing Activities

Net cash provided by financing activities was $24.5 million for the six months ended June 30, 2022, due to sales of common stock through the Company’s ATM Offering Agreement. Net cash provided by financing activities for the same period in 2021 was $77.7 million. The $53.2 million decrease was due to lower sales activity under the 2020 Lincoln Park PA and the ATM Offering Agreement during the first six months of 2022 compared to the same period in 2021. Of the shares sold during the first half of 2022, 4.4 million shares were sold in the first week of April 2022 for net proceeds of $9.0 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company last recorded revenues from operations in 2009. Since 2009, the Company has relied on equity financings, debt financings and asset sales to fund its operations. The Company expects to rely on debt and equity financing to fund its operations and business plan for the foreseeable future.

During the first six months of 2022, the Company continued construction activities related to the Kellyton Graphite Plant. Subject to global supply chain disruptions and challenges, and its ability to raise the remaining capital necessary to complete Phase I of the Kellyton Graphite Plant, the Company is targeting to begin commissioning of Phase I by the end of the second quarter of 2023. The Company also continued its exploration project to investigate the size and extent of both graphite and vanadium mineral concentrations at the Coosa Graphite Deposit. Drilling was completed in April 2022 and the Company expects to complete resource model by the end of the year.

On June 30, 2022, the Company’s cash balance was approximately $109.0 million. During the three and six months ended June 30, 2022, the Company sold 4.4 million and 11.8 million shares of common stock for net proceeds of $9.0 million and $24.5 million, respectfully, pursuant to the ATM Offering Agreement. As of June 30, 2022, the Company has $22.4 million remaining available for future sales under the ATM Offering Agreement and has 9.7 million shares of common stock available for future sales pursuant to the 2020 Lincoln Park PA.

Management believes the Company’s current cash balance is sufficient to fund its planned non-discretionary expenditures through the third quarter of 2023. The Company has in place the ATM Offering Agreement and the 2020 Lincoln Park PA, which could be used to support construction of the commercial graphite processing facility. While the Company has been successful in the past in raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company. Stock price volatility and uncertain economic conditions caused in part by the COVID-19 pandemic, including the emergence of variant strains of the virus, could significantly impact the Company’s ability to raise funds through equity financing. Market conditions, including but not limited to, inflation, labor shortages and supply chain disruptions could adversely impact the planned cost and the construction and commissioning timeline of Phase I of the Kellyton Graphite Plant.

Along with evaluating the continued use of the ATM Offering Agreement and the 2020 Lincoln Park PA, the Company is considering other forms of project financing to fund the construction of the Kellyton Graphite Plant, including both Phase I and Phase II. The alternative sources of project financing could include, but are not limited to, project debt, convertible debt, government loans or grants, or pursuing a partnership or joint venture. In the event funds are not available under the Company’s financing facilities or alternative financing to fund the construction of Phase I of the Kellyton Graphite Plant, the Company expects to be able to fund its non-discretionary expenditures, however, the Company may be required to change its planned business development strategies.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the adequacy of funding, liquidity, access to capital, financing activities, the timing or occurrence of any future drilling or production from the Company’s properties, potential effects of the continued COVID-19 pandemic, the strategic goals of the business, arbitration matters, costs of Phase I of the Kellyton Graphite Plant and estimated completion date, expected feasibility study and start date of the Coosa Graphite Deposit, and the Company’s anticipated cash burn rate and capital requirements. Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project” , “target” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

●	the spot price and long-term contract price of graphite (both flake graphite feedstock and purified graphite products) and vanadium, and the world-wide supply and demand of graphite and vanadium;
●	the effects, extent and timing of the entry of additional competition in the markets in which we operate;
●	the ability to obtain contracts with customers;
●	available sources and transportation of graphite feedstock;
●	the ability to control costs and avoid cost and schedule overruns during the development, construction and operation of the Kellyton Graphite Plant;
●	the ability to construct and operate the Kellyton Graphite Plant in accordance with the requirements of permits and licenses and the requirements of tax credits and other incentives;
●	effects of inflation;
●	the availability and supply of equipment and materials needed to construct the Kellyton Graphite Plant;
●	stock price volatility;
●	government regulation of the mining and processing industries in the United States;
●	unanticipated geological, processing, regulatory and legal or other problems we may encounter;
●	the results of our exploration activities, and the possibility that future exploration results may be materially less promising than initial exploration results;
●	any graphite or vanadium discoveries not being in high enough concentration to make it economic to extract the metals;
●	our ability to finance growth plans;
●	the potential effects of the continued COVID-19 pandemic;
●	currently pending or new litigation or arbitration; and
●	our ability to maintain and timely receive mining and other permits from regulatory agencies.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the six months ended June 30, 2022 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
10.1*

Employment Agreement, effective February 26, 2022, between the Company and John W. Lawrence (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2022)

10.2*

Employment Inducement Incentive Award Plan, adopted by the Board of Directors on May 9, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2022)

10.3*	Employment Agreement, effective August 26, 2022, between the Company and Steven M. Cates (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2022)

10.4*

Agreement and Release, effective August 26, 2022, between the Company and Jeffrey L. Vigil (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 20, 2022)

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

WESTWATER RESOURCES, INC.

Dated: August 10, 2022	By:	/s/ Chad M. Potter
Chad M. Potter
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 10, 2022	By:	/s/ Jeffrey L. Vigil
Jeffrey L. Vigil
Vice President - Finance and Chief Financial Officer (Principal Financial Officer)