Form 10-Q
period 2022-09-30
WESTWATER RESOURCES, INC.
filed 2022-11-09
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	48,066,682 as of November 9, 2022

WESTWATER RESOURCES, INC.

7

DEFINITIONS

When used in this Form 10-Q, the following terms have the meaning indicated.

Term	Meaning
Alabama Graphite	Alabama Graphite Company, Inc., an Alabama corporation and wholly owned subsidiary of Westwater Resources.
Annual Report	Westwater Resources, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021.
AGP	Alabama Graphite Products, LLC, an Alabama limited liability company and wholly owned subsidiary of Westwater Resources.
ASC	FASB Accounting Standards Codification.
ASU	FASB Accounting Standards Update.
ATM Offering Agreement	Controlled Equity Offering Sale Agreement between Westwater Resources and Cantor Fitzgerald & Co. dated April 14, 2017.
Cantor	Cantor Fitzgerald & Co.
Coosa Graphite Deposit	The Company’s graphite mineral deposit located near Rockford, Alabama.
EU Critical Raw Minerals List	The list of raw materials that are crucial to the economy of the European Union published by the European Commission.
Inducement Plan

The Employment Inducement Incentive Award Plan. The Inducement Plan provides for the grant of equity-based awards, including restricted stock units, restricted stock, performance shares and performance units, and its terms are substantially similar to the Company’s 2013 Omnibus Incentive Plan.

Kellyton Graphite Plant	The Company’s planned battery-grade graphite processing facility near Kellyton, Alabama.
FASB	The Financial Accounting Standards Board.
graphite

A naturally occurring carbon material with electrical properties that enhance the performance of electrical storage batteries, listed on the U.S. Critical Minerals List and the EU Critical Raw Materials List.

Gross acres	Total acreage of land under which we have mineral rights. May include unleased fractional ownership.
Lincoln Park	Lincoln Park Capital Fund, LLC.
U.S. Critical Minerals List	The list of critical minerals that are crucial to the economy of the United States of America published by the Department of Interior.
vanadium	A rare-earth metal used as a strengthening alloy in steelmaking, and in certain types of batteries, listed on the U.S. Critical Minerals List.
Westwater Resources	Westwater Resources, Inc.
2020 Lincoln Park PA	Purchase Agreement dated as of December 4, 2020 between Westwater Resources and Lincoln Park Capital Fund, LLC.

USE OF NAMES

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “WWR,” “Westwater,” “Westwater Resources,” or the “Company” refer to Westwater Resources, Inc. and its subsidiaries.

CURRENCY

The accounts of the Company are maintained in U.S. dollars. All dollar amounts referenced in this Quarterly Report on Form 10-Q and the consolidated financial statements are stated in U.S. dollars.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands of dollars, except share amounts)

(unaudited)

	September 30,	December 31,
	2022	2021
ASSETS

Current Assets:
Cash and cash equivalents	$100,308	$115,293
Prepaid and other current assets	516	320
Total Current Assets	100,824	115,613

Property, plant and equipment, at cost:
Property, plant and equipment	64,472	14,593
Less: Accumulated depreciation	(213)	(114)
Net property, plant and equipment	64,259	14,479
Operating lease right-of-use assets	122	226
Other long-term assets	—	2,665
Total Assets	$165,205	$132,983

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$18,521	$3,043
Accrued liabilities	2,122	2,129
Operating lease liability, current	128	152
Total Current Liabilities	20,771	5,324

Operating lease liability, net of current	—	83
Other long-term liabilities	1,378	1,378
Total Liabilities	22,149	6,785

Commitments and Contingencies (see note 8)

Stockholders’ Equity:
Common stock, 100,000,000 shares authorized, $.001 par value
Issued shares - 48,066,843 and 35,279,724, respectively
Outstanding shares - 48,066,682 and 35,279,563, respectively	48	35
Paid-in capital	494,840	468,578
Accumulated deficit	(351,574)	(342,157)
Less: Treasury stock (161 shares), at cost	(258)	(258)
Total Stockholders’ Equity	143,056	126,198

Total Liabilities and Stockholders’ Equity	$165,205	$132,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in thousands of dollars, except share and per share amounts)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating Expenses:
Product development expenses	$(257)	$(1,834)	$(857)	$(5,766)
Exploration expenses	(235)	(348)	(644)	(877)
General and administrative expenses	(2,611)	(2,189)	(7,466)	(6,470)
Arbitration costs	—	(644)	(142)	(2,190)
Mineral property expenses	(11)	(94)	(18)	(94)
Depreciation and amortization	(43)	(1)	(99)	(3)
Total operating expenses	(3,157)	(5,110)	(9,226)	(15,400)

Non-Operating Income:
Unrealized gain on equity securities	—	507	—	1,918
Other (expense) income, net	(296)	35	(191)	44
Total other (expense) income	(296)	542	(191)	1,962

Net Loss	$(3,453)	$(4,568)	$(9,417)	$(13,438)

BASIC AND DILUTED LOSS PER SHARE	$(0.07)	$(0.13)	$(0.21)	$(0.42)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	47,462,656	34,331,778	43,807,123	31,808,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in thousands of dollars)

(unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Operating Activities:
Net loss	$(9,417)	$(13,438)
Reconciliation of net loss to cash used in operations:
Non-cash lease expense	(3)	(1)
Depreciation and amortization	99	3
Stock compensation expense	703	594
Unrealized gain on equity securities	—	(1,918)
Effect of changes in operating working capital items:
(Increase) decrease in prepaids and other assets	(196)	55
Increase in payables and accrued liabilities	225	1,665
Net Cash Used In Operating Activities	(8,589)	(13,040)

Cash Flows From Investing Activities:
Proceeds from PPP loan escrow	—	333
Building deposit	—	(245)
Capital expenditures	(31,968)	(119)
Net Cash Used In Investing Activities	(31,968)	(31)

Cash Flows From Financing Activities:
Issuance of common stock, net	25,604	81,865
Payment of minimum withholding taxes on net share settlements of equity awards	(32)	(150)
Net Cash Provided By Financing Activities	25,572	81,715

Net (decrease) increase in Cash, Cash Equivalents and Restricted Cash	(14,985)	68,644
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	115,293	50,325
Cash, Cash Equivalents and Restricted Cash, End of Period	$100,308	$118,969

Supplemental Non-Cash Information with Respect to Investing and Financing Activities:
Accrued capital expenditures (at end of period)	16,028	—
Total Non-Cash Investing and Financing Activities for the Period	$16,028	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(expressed in thousands of dollars, except share amounts)

(unaudited)

Nine months ended September 30, 2022	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances, December 31, 2021	35,279,724	$35	$468,578	$(342,157)	$(258)	$126,198
Net loss	—	—	—	(9,417)	—	(9,417)
Common stock issued, net of issuance costs	12,619,147	13	25,591	—	—	25,604
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	167,972	—	703	—	—	703
Minimum withholding taxes on net share settlements of equity awards	—	—	(32)	—	—	(32)
Balances, September 30, 2022	48,066,843	$48	$494,840	$(351,574)	$(258)	$143,056

Three months ended September 30, 2022

Balances, June 30, 2022	47,218,863	$47	$493,445	$(348,121)	$(258)	$145,113
Net loss	—	—	—	(3,453)	—	(3,453)
Common stock issued, net of issuance costs	796,781	1	1,062	—	—	1,063
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	51,199	—	333	—	—	333
Balances, September 30, 2022	48,066,843	$48	$494,840	$(351,574)	$(258)	$143,056

Nine months ended September 30, 2021	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances, December 31, 2020	19,172,020	$19	$383,723	$(326,013)	$(258)	$57,471
Net loss	—	—	—	(13,438)	—	(13,438)
Common stock issued, net of issuance costs	15,407,018	15	81,850	—	—	81,865
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	57,186	—	594	—	—	594
Minimum withholding taxes on net share settlements of equity awards	—	—	(150)	—	—	(150)
Balances, September 30, 2021	34,636,224	$34	$466,017	$(339,451)	$(258)	$126,342

Three months ended September 30, 2021

Balances, June 30, 2021	33,536,476	$33	$461,717	$(334,883)	$(258)	$126,609
Net loss	—	—	—	(4,568)	—	(4,568)
Common stock issued, net of issuance costs	1,099,748	1	4,001	—	—	4,002
Stock compensation expense and related share issuances, net of shares withheld for the payment of taxes	—	—	299	—	—	299
Balances, September 30, 2021	34,636,224	$34	$466,017	$(339,451)	$(258)	$126,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Westwater Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The accompanying statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.  The interim condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2022.

Significant Accounting Policies

Our significant accounting policies are detailed in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements within our Annual Report.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 will change how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies will be required to estimate lifetime expected credit losses and recognize an allowance against the related instruments. For available for sale debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. The adoption of this update, if applicable, will result in earlier recognition of losses and impairments. ASU 2016-13 will be effective for interim and annual periods beginning after December 15, 2022.

In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to ASC 326, Financial Instruments – Credit Losses”, which clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. ASU 2018-19 will be effective for interim and annual periods beginning after December 15, 2022.

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

During the first nine months of 2022, the Company continued construction activities related to the Kellyton Graphite Plant. The Company also continued its exploration project to investigate the size and extent of both graphite and vanadium mineral concentrations at the Coosa Graphite Deposit. Drilling was completed in April 2022 and the Company expects to complete a resource model by the end of the year 2022.

On September 30, 2022, the Company’s cash balance was approximately $100.3 million. During the nine months ended September 30, 2022, the Company sold 12.6 million shares of common stock for net proceeds of $25.6 million pursuant to the ATM Offering Agreement (see Note 4).

Management believes the Company’s current cash balance is sufficient to fund its planned non-discretionary expenditures through the fourth quarter of 2023. The Company has in place the ATM Offering Agreement and the 2020 Lincoln Park PA, both of which could be used to support construction of Phase I of the Kellyton Graphite Plant and the Company’s planned non-discretionary expenditures. While the Company has been successful in the past in raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company. Stock price volatility, rising interest rates, inflation and generally uncertain economic conditions could significantly impact the Company’s ability to raise funds through equity or debt financing. Further, market conditions, including but not limited to, inflation, labor shortages and supply chain disruptions could also adversely impact the planned cost and the construction and commissioning timeline of Phase I of the Kellyton Graphite Plant.

Along with evaluating the continued use of the ATM Offering Agreement and the 2020 Lincoln Park PA, the Company is considering other forms of project financing to fund the construction of the Kellyton Graphite Plant, including both Phase I and Phase II. The alternative sources of project financing could include, but are not limited to, project debt, convertible debt, or pursuing a partnership or joint venture. If funds are not available to fund the construction of Phase I of the Kellyton Graphite Plant under the Company’s financing facilities or through alternative financing sources, the Company expects to be able to fund the Company’s non-discretionary expenditures with the Company’s current cash balance, however in such instance, the Company may be required to change its planned development strategies related to the Coosa Deposit and Phase I of the Kellyton Graphite Plant, including the construction and commissioning timeline of Phase I of the Kellyton Graphite Plan, or putting the construction of Phase I on hold until additional funding is obtained.

3. PROPERTY, PLANT AND EQUIPMENT

	Net Book Value of Property Plant and Equipment at September 30, 2022
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Other property, plant and equipment	5,755	26	5,781
Construction in progress	49,506	—	49,506
Total	$64,233	$26	$64,259

	Net Book Value of Property Plant and Equipment at December 31, 2021
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Other property, plant and equipment	4,462	28	4,490
Construction in progress	1,017	—	1,017
Total	$14,451	$28	$14,479

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

Impairment of Property, Plant and Equipment

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. For the nine months ended September 30, 2022 no events or changes in circumstance are believed to have impacted recoverability of the Company’s long-lived assets. Accordingly, it was determined that no interim impairment was necessary.

4. COMMON STOCK

Common Stock Issued, Net of Issuance Costs

December 2020 Purchase Agreement with Lincoln Park Capital Fund, LLC

On December 4, 2020, the Company entered into the 2020 Lincoln Park PA with Lincoln Park to place up to either $100.0 million or 16.0 million shares in the aggregate of the Company's common stock on an ongoing basis over a term of 36 months. The Company controls the timing and amount of any sales to Lincoln Park, and Lincoln Park is obligated to make purchases in accordance with the 2020 Lincoln Park PA. Any common stock that is sold to Lincoln Park will occur at a purchase price that is based on an agreed upon fixed discount to the Company's prevailing market prices at the time of each sale and with no upper limits on the price Lincoln Park may pay to purchase common stock. The Lincoln Park PA may be terminated by the Company at any time, in its sole discretion, without any additional cost or penalty.

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

Lincoln Park has no right to require the Company to sell any shares of common stock to Lincoln Park, but Lincoln Park is obligated to make purchases as the Company directs, subject to certain conditions. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the 2020 Lincoln Park PA if it would result in Lincoln Park beneficially owning more than 9.99% of the Company’s common stock at any one point in time.

Since inception, the Company has sold 6.3 million shares of common stock to Lincoln Park pursuant to the 2020 Lincoln Park PA.

During the three and nine months ended September 30, 2022, the Company did not sell any shares of common stock pursuant to the 2020 Lincoln Park PA compared to 1.1 million and 6.1 million shares of common stock sold for net proceeds of $4.0 million and $34.6 million, respectively, for the three and nine months ended September 30, 2021.

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

During the three and nine months ended September 30, 2022, the Company sold 0.8 million and 12.6 million shares of common stock for net proceeds of $1.1 million and $25.6 million, respectively, pursuant to the ATM Offering Agreement. During the nine months ended September 30, 2021, the Company sold 9.3 million shares of common stock for net proceeds of  $47.3 million, pursuant to the ATM Offering Agreement.  The Company did not sell any shares of common stock pursuant to the ATM Offering Agreement for the three months ended September 30, 2021.

Sales made under the ATM Offering Agreement are made pursuant to a prospectus supplement filed pursuant to Rule 424(b)(5), which registered for sale up to a total of $50.0 million of the Company’s common stock, which was filed on August 20, 2021 as a takedown off the Company’s shelf registration statement on Form S-3, which was declared effective by the Commission on July 8, 2021.

As of September 30, 2022, the Company has received total gross proceeds of $28.8 million since inception under the ATM Offering Agreement.

5. STOCK-BASED COMPENSATION

Stock-based compensation awards consist of stock options, restricted stock units and bonus shares issued under the Company’s equity incentive plans, which include the 2013 Omnibus Incentive Plan (the “2013 Plan”) and the Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan (the “2004 Directors’ Plan”). Upon approval of the 2013 Plan by the Company’s stockholders on June 4, 2013, the Company’s authority to grant new awards under all plans other than the 2013 Plan was terminated. On July 18, 2017, April 18, 2019, April 28, 2020, and May 21, 2021, the Company’s stockholders approved amendments to the 2013 Plan to increase the authorized number of shares of common stock available and reserved for issuance under the 2013 Plan by 20,000, 66,000, 350,000, and 1,500,000 shares, respectively, and in 2017 re-approved the material terms of the performance goals under the 2013 Plan. Under the 2013 Plan, the Company may grant awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to eligible persons. Equity awards under the 2013 Plan are granted from time to time at the discretion of the Compensation Committee of the Board (the “Committee”), with vesting periods and other terms as determined by the Committee with a maximum term of 10 years. The 2013 Plan is administered by the Committee, which can delegate the administration to the Board, other committees or to such other officers and employees of the Company as designated by the Committee and permitted by the 2013 Plan.

As of September 30, 2022, shares available for future issuances under the 2013 Plan were 215,025. For the three and nine months ended September 30, 2022 the Company recorded stock-based compensation expense of $0.3 million and $0.7 million, respectively, compared to $0.3 million and $0.6 million, respectively, in the same periods in 2021. Stock compensation expense is recorded in general and administrative expenses.

In addition to the plans above, on May 9, 2022, the Board of Directors adopted the Inducement Plan and on May 13, 2022, the Company filed a registration statement on Form S-8 to register an aggregate of 250,000 shares of the Company’s common stock.  These shares may be issued pursuant to the Inducement Plan as equity awards to be granted for the sole purpose of recruiting and hiring new employees. No shares have been issued under the Inducement Plan as of September 30, 2022.  Subsequent to September 30, 2022, on October 4, 2022 the Company issued 58,946 restricted stock units under the Inducement Plan that vest over two years.

Stock Options

Stock options are valued using the Black-Scholes option pricing model on the date of grant. The Company accounts for forfeitures upon occurrence.

The following tables summarize stock options outstanding and changes for the nine months ended September 30, 2022:

	September 30, 2022		September 30, 2021
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Stock options outstanding at beginning of period	277,576	$6.18	185,054	$7.99
Granted	78,720	1.09	94,522	3.91
Expired	—	—	(2,000)	73.54
Stock options outstanding at end of period	356,296	5.06	277,576	6.18
Stock options exercisable at end of period	277,576	$6.18	183,054	$7.35

The weighted average remaining term for stock options outstanding as of September 30, 2022, is approximately 8.2 years.

The following table summarizes stock options outstanding and exercisable by stock option plan at September 30, 2022:

	Outstanding Stock Options		Exercisable Stock Options
	Number of	Weighted	Number of	Weighted
	Outstanding	Average	Stock Options	Average
Stock Option Plan	Stock Options	Exercise Price	Exercisable	Exercise Price
2004 Plan	92	$1,638.00	92	$1,638.00
2004 Directors’ Plan	3	10,380.00	3	10,380.00
2013 Plan	356,201	4.55	277,481	5.53
	356,296	$5.06	277,576	$6.18

As of September 30, 2022, the Company had less than $0.1 million of unrecognized compensation costs related to non-vested stock options that will be recognized over a period of approximately nine months.

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

The following table summarizes RSU activity for the nine months ended September 30, 2022 and 2021:

	September 30,		September 30,
	2022		2021
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	RSUs	Fair Value	RSUs	Fair Value
Unvested RSUs at beginning of period	385,004	$3.18	236,403	$2.10
Granted	1,168,003	1.16	240,125	3.93
Forfeited/Expired	(225,091)	2.39	—	—
Vested	(181,991)	2.31	(78,801)	2.10
Unvested RSUs at end of period	1,145,925	$1.42	397,727	$3.20

As of September 30, 2022, the Company had $0.8 million of unrecognized compensation costs related to non-vested restricted stock units that will be recognized over a period of approximately 2.25 years.

6. OTHER (EXPENSE) INCOME, NET

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(thousands of dollars)	2022	2021	2022	2021
Other (expense) income:
Foreign exchange loss	(649)	—	(645)	—
Interest income	352	8	453	18
Other income	1	27	1	26
Total other (expense) income, net	$(296)	$35	$(191)	$44

As of the three and nine months ended September 30, 2022, the Company recognized $0.6 million of foreign currency exchange loss related to our Euro denominated bank account.  As of September 30, 2022, the Company’s cash balance included approximately 9.5 million Euros. The foreign exchange loss was calculated using the exchange rate as of the balance sheet date.  A change in the Euro to USD exchange rate of $0.01 results in a foreign exchange adjustment of less than $0.1 million.

As of the three and nine months ended September 30, 2022, the Company recognized interest income of $0.4 million and $0.5 million, respectively, in our investment account.

7. EARNINGS PER SHARE

Basic and diluted loss per common share have been calculated based on the weighted-average shares outstanding during the period. Additionally, potentially dilutive shares of 1,502,221 from the unvested RSUs and the outstanding stock options at the end of the period were excluded from the calculation of earnings per share because the effect on the basic income per share would be anti-dilutive, as the Company had a net loss for the three and nine months ended September 30, 2022.

8. COMMITMENTS AND CONTINGENCIES

Future operations on the Company’s properties are subject to federal and state regulations for the protection of the environment, including air and water quality. The Company evaluates the status of current environmental laws and their potential impact on current operating costs and accrual for future costs. The Company believes its operations are materially compliant with current, applicable environmental regulations.

At any given time, the Company may enter into negotiations to settle outstanding legal proceedings and any resulting accruals will be estimated based on the relevant facts and circumstances applicable at that time. We do not expect that such settlements will, individually or in the aggregate, have a material effect on our financial position, results of operations or cash flows.

9. LEASES

The Company’s lease portfolio consists of an operating lease for the corporate office, storage space and equipment. The corporate office lease has a remaining lease term of 0.83 years and includes an option to extend the lease for 3 years. Under our corporate office lease, we are required to reimburse the lessor each month for common use expenses such as maintenance and security services. Because these amounts are variable from year to year and not specifically set in the lease terms, they are not included in the measurement of the right-of-use asset and related lease liability, but rather expensed in the period incurred.

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

The components of lease expense are as follows:

	For the Nine Months Ended
	September 30,
(thousands of dollars)	2022	2021
Operating lease cost	$115	$115

Supplemental cash flow information related to the Company’s operating leases is as follows:

	For the Nine Months Ended
	September 30,
(thousands of dollars)	2022	2021
Cash paid for amounts included in lease liabilities:
Operating cash flows from operating leases	$119	$115

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$122	$258

Supplemental balance sheet information related to the Company’s operating leases is as follows:

	September 30,	December 31,
(thousands of dollars)	2022	2021
Operating Leases
Operating lease right-of-use assets	$122	$226

Operating lease liability, current	128	152
Operating lease liabilities – long term portion	—	83
Total operating lease liabilities	$128	$235

Weighted-average remaining lease term and discount rate for the Company’s operating lease are as follows:

	For the Nine Months Ended
	September 30,
	2022	2021
Weighted Average Remaining Lease Term (in years)	0.8	1.8

Discount Rate	9.5%	9.5%

Maturities of lease liabilities for the Company’s operating leases are as follows:

Lease payments by year	September 30,
(in thousands)	2022
2022 (remainder of year)	$40
2023	92
Total lease payments	132
Less imputed interest	(4)
Total	$128

As of September 30, 2022, the Company has $0.1 million in right-of-use assets and $0.1 million in related lease liabilities, all of which is current. The most significant operating lease is for the Company’s corporate office in Centennial, Colorado, with $0.1 million remaining in undiscounted cash payments through the end of the lease term in 2023. The total undiscounted cash payments remaining on operating leases through the end of their respective terms is $0.1 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Westwater for the three and nine months ended September 30, 2022, has been prepared based on information available to us as of November 9, 2022. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Westwater for the period ended December 31, 2021 and the related notes thereto included in our Annual Report, which were prepared in accordance with U.S. GAAP. This management’s discussion and analysis contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements” herein.

INTRODUCTION

Westwater Resources, Inc., originally incorporated in 1977, is a 45-year-old energy technology company focused on developing battery-grade natural graphite materials after its acquisition of Alabama Graphite in April 2018. Alabama Graphite holds mineral rights to explore and potentially mine the Coosa Graphite Deposit. During the first nine months of 2022, AGP continued construction activities related to Phase I of the Kellyton Graphite Plant and in April of 2022 Alabama Graphite completed the initial drilling stage of its exploration program to further investigate the size and extent of both graphite and vanadium mineral concentrations at the Coosa Graphite Deposit. The Coosa Graphite Deposit is located near Rockford, Alabama at 32 ° 54’ 30” North and 86 ° 24’ 00” West.

RECENT DEVELOPMENTS

Kellyton Graphite Plant – Construction Update

During the third quarter of 2022, the Company continued construction activities related to Phase I of its Kellyton Graphite Plant, including the completion of earthwork and site grading.  Construction activity during the third quarter also included receipt of more long-lead equipment components, and further work on underground utilities, foundations, and the manufacturing of plant buildings.

As previously announced, in April 2022, the Company completed the buildout of its Kellyton administrative offices, hosted a groundbreaking ceremony at the site of the Kellyton Graphite Plant, and selected a general contractor for the construction of the Kellyton Graphite Plant. In June 2022, the Company received its air permit from the Alabama Department of Environmental Management and consequently has all necessary permits to complete the construction of Phase I of the Kellyton Graphite Plant. The Company also applied for its wastewater disposal permit, which will be required before the Kellyton Graphite Plant commences operations. The Company has estimated the cost to construct and commission Phase I of the Kellyton Graphite Plant to be approximately $202 million, of which approximately $50.5 million has been incurred to date. Subject to global supply chain disruptions and challenges, and the Company’s ability to raise the remaining capital necessary to complete Phase I of the Kellyton Graphite Plant, the Company is targeting that it will begin testing and commissioning Phase I of the Kellyton Graphite Plant in mid-year 2023 and expects the testing and commissioning to continue in the second half of 2023.

Coosa Graphite Deposit – Exploration Program

The Company began an exploration project in April 2021 to investigate the size and extent of both graphite and vanadium mineral concentrations at the Coosa Graphite Deposit.  In April 2022, the Company completed the drilling activity related to this exploration program and expects to complete a resource model by the end of the year 2022. The exploration program was conducted on approximately 4,000 acres out of a total of the approximately 41,965 acres for which Westwater holds mineral rights. In addition, as part of the resource model, vanadium mineralization is expected to be evaluated using extractive metallurgy techniques to ascertain the economic potential, if any, of the vanadium at the Coosa Graphite Deposit. Subject to its own definitive feasibility study, the availability and costs of financing, and regulatory approval, the Company anticipates that the mining operations related to the Coosa Graphite Deposit will commence by the end of 2028.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act (“IRA”).  This legislation includes an investment of $369 billion in climate programs.  The IRA provides a 10% tax credit for the costs of producing certain critical minerals, including graphite and vanadium.  This credit is eligible for direct pay and is also transferable to unrelated taxpayers.  In addition, a key provision of the IRA that could indirectly benefit the Company is the Clean Vehicle credit.  Prior to the passage of the IRA, there was a limit placed on manufacturers once a manufacturer had sold at least 200,000 electric vehicles; however, the IRA eliminates the limitation on the number of electric vehicles a manufacturer can sell before the Clean Vehicle credit is phased out or eliminated.  Further, the IRA sets a minimum domestic content threshold for the percentage of the value of applicable critical minerals contained in the battery of the electric vehicles. As Westwater intends to produce battery grade graphite for lithium-ion batteries to be used in electric vehicles in the United States, management believes the domestic content requirement could provide indirect future benefit to the Company.

Westwater has and will continue to support the efforts by the relevant United States governmental agencies to ensure that they remain aware of the importance of natural battery-grade graphite, its importance to the nation’s security, and how the Kellyton Graphite Plant and the Coosa Graphite Deposit fit into the critical minerals-equation.

Equity Financings

Capital Raises during three and nine months ended September 30, 2022

During the three and nine months ended September 30, 2022 the Company sold 0.8 million and 12.6 million shares of common stock for net proceeds of $1.1 million and $25.6 million, respectively, pursuant to the ATM Offering Agreement, resulting in a cash balance of approximately $100.3 million at September 30, 2022.

See Note 4 to the financial statements for additional information.

RESULTS OF OPERATIONS

Summary

Our net loss for the three months ended September 30, 2022, was $3.5 million, or $0.07 per share, as compared with a net loss of $4.6 million, or $0.13 per share for the same period in 2021. The $1.1 million decrease in our net loss was due primarily to lower product development expenses, arbitration costs, and exploration expenses; offset partially by increases in general and administrative expenses, foreign exchange loss adjustment for our Euro denominated bank account and no unrealized gain on equity securities, which were sold in the fourth quarter of 2021.

Our net loss for the nine months ended September 30, 2022 was $9.4 million, or $0.21 per share, as compared with a net loss of $13.4 million, or $0.42 per share for the same period in 2021. The $4.0 million decrease in our net loss was due primarily to decreases in product development expenses, arbitration costs, and exploration expenses; offset partially by increases in general and administrative expenses, foreign exchange loss adjustment for our Euro denominated bank account and no unrealized gain on equity securities, which were sold in the fourth quarter of 2021.

Product Development Expenses

Product development expenses for three and nine months ended September 30, 2022, were $0.3 million and $0.9 million, respectively, a decrease of $1.6 million and $4.9 million, respectively, compared to the same periods in 2021. Product development costs for the three and nine months ended September 30, 2022, primarily relate to continued product development, product optimization costs, and continued sample production of battery-grade natural graphite products for evaluation by potential customers. Product development costs in the comparable periods of 2021 were primarily comprised of expenses for our definitive feasibility study related to Phase I of the Kellyton Graphite Plant, which began in February 2021 and was completed in October 2021, and our graphite processing pilot program that was completed in 2021.

Arbitration Costs

During the three months and nine months ended September 30, 2022, arbitration costs decreased by $0.6 million and $2.0 million, respectively, compared to the same periods in 2021. The decrease in arbitration costs during the first three quarters of 2022 was due to lower legal fees related the Company’s request for Arbitration against the Republic of Turkey. During the first three quarters of 2021, the Company incurred legal fees for the hearing on substantive issues, which was conducted during the week of September 13-17, 2021. For further reference, see Part I, Item 3 of the Annual Report.

General and Administrative Expenses

General and administrative expenses for three and nine months ended September 30, 2022, increased by $0.4 million and $1.0 million, respectively, compared to the same periods in 2021. The increases are due primarily to increased personnel costs as the Company continues to build its team.

Exploration Expenses

Exploration expenses for the three and nine months ended September 30, 2022, decreased by $0.1 million and $0.2 million compared to the same periods in 2021.  The decrease for the three and nine month periods of 2022 compared to the same periods in 2021 is due primarily to the Company completing the drilling stage of its exploration program in April 2022.

Other Expenses

Other expenses for the three and nine months ended September 30, 2022, increased by $0.3 million and $0.2 million, respectively, compared to the same periods in 2021.  The increase for the three and nine month periods of 2022 compared to the same periods in 2021 is due primarily to foreign exchange loss adjustment of $0.6 million for our Euro denominated bank account; offset partially by interest income of $0.4 million on our investment account.  A change in the Euro to USD exchange rate of $0.01 results in a foreign exchange adjustment of less than $0.1 million.

FINANCIAL POSITION

Operating Activities

Net cash used in operating activities of $8.6 million for the nine months ended September 30, 2022, represents a decrease of $4.5 million compared to the same period in 2021. The decrease in cash used in operating activities was due primarily to decreases in product development expenses and arbitration costs; offset partially, by a foreign exchange loss on our Euro denominated bank account and higher general and administrative expenses as discussed in Results of Operations.

Investing Activities

Net cash used in investing activities increased by $31.9 million for the nine months ended September 30, 2022, as compared to the same period in 2021. The increase was a result of capital expenditures related to the construction of Phase I of the Kellyton Graphite Plant, which began construction related activities in December 2021. The capital expenditures in the first nine months of 2022 primarily related to earthwork and site grading, progress payments related to long-lead equipment items, work on underground utilities and foundations, and detailed design engineering and project management activities.

Financing Activities

Net cash provided by financing activities was $25.6 million for the nine months ended September 30, 2022, due to sales of common stock through the Company’s ATM Offering Agreement. Net cash provided by financing activities for the same period in 2021 was $81.7 million. The $56.1 million decrease was due to lower sales activity under the 2020 Lincoln Park PA and the ATM Offering Agreement during the first nine months of 2022 compared to the same period in 2021.

LIQUIDITY AND CAPITAL RESOURCES

The Company last recorded revenues from operations in 2009. Since 2009, the Company has relied on equity financings, debt financings and asset sales to fund its operations. The Company expects to rely on debt and equity financing to fund its operations and business plan for the foreseeable future.

During the first nine months of 2022, the Company continued construction activities related to the Kellyton Graphite Plant. Subject to global supply chain disruptions and challenges, and the Company’s ability to raise the remaining capital necessary to complete Phase I of the Kellyton Graphite Plant, the Company is targeting that it will begin testing and commissioning of Phase I of the Kellyton Graphite Plant in mid-year 2023 and expects the testing and commissioning to continue in the second half of 2023.  Also during the first nine months of 2022, the Company continued its exploration project to investigate the size and extent of both graphite and vanadium mineral concentrations at the Coosa Graphite Deposit. Drilling was completed in April 2022 and the Company expects to complete the resource model by the end of the year 2022.

On September 30, 2022, the Company’s cash balance was approximately $100.3 million inclusive of approximately 9.5 million Euros. The Company plans to use its Euro cash balance to pay for long lead equipment denominated in Euros.  During the three and nine months ended September 30, 2022, the Company sold 0.8 million and 12.6 million shares of common stock for net proceeds of $1.1 million and $25.6 million, respectively, pursuant to the ATM Offering Agreement. As of September 30, 2022, the Company has $21.2 million remaining available for future sales under the ATM Offering Agreement and has 9.7 million shares of common stock available for future sales pursuant to the 2020 Lincoln Park PA.

Management believes the Company’s current cash balance is sufficient to fund its planned non-discretionary expenditures through the fourth quarter of 2023. The Company has in place the ATM Offering Agreement and the 2020 Lincoln Park PA, both of which could be used to support construction of Phase I of the Kellyton Graphite Plant and the Company’s planned non-discretionary expenditures.  While the Company has been successful in the past in raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company. Stock price volatility, rising interest rates, inflation and generally uncertain economic conditions could significantly impact the Company’s ability to raise funds through equity or debt financing. Further, market conditions, including but not limited to, inflation, labor shortages and supply chain disruptions could adversely impact the planned cost and the construction and commissioning timeline of Phase I of the Kellyton Graphite Plant.

Along with evaluating the continued use of the ATM Offering Agreement and the 2020 Lincoln Park PA, the Company is considering other forms of project financing to fund the construction of the Kellyton Graphite Plant, including both Phase I and Phase II. The alternative sources of project financing could include, but are not limited to, project debt, convertible debt, or pursuing a partnership or joint venture. If funds are not available to fund the construction of Phase I of the Kellyton Graphite Plant under the Company’s financing facilities or through alternative financing sources, the Company expects to be able to fund its non-discretionary expenditures with the Company’s current cash balance, however in such instance, the Company may be required to change its planned business development strategies related to the Coosa Deposit and Phase I of the Kellyton Graphite Plant, including the construction and commissioning timeline of Phase I of the Kellyton Graphite Plant, or putting the construction of Phase I on hold until additional funding is obtained.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the adequacy of funding, liquidity, access to capital, financing activities, the timing or occurrence of any future drilling or production from the Company’s properties, economic conditions, the strategic goals of the business, arbitration matters, costs of Phase I of the Kellyton Graphite Plant and estimated construction and commissioning timeline and completion date, the outcome of the feasibility study and start date for the mining of the Coosa Graphite Deposit, and the Company’s anticipated cash burn rate and capital requirements. Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” “target” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

●	the spot price and long-term contract price of graphite (both flake graphite feedstock and purified graphite products) and vanadium, and the world-wide supply and demand of graphite and vanadium;
●	the effects, extent and timing of the entry of additional competition in the markets in which we operate;
●	our ability to obtain contracts with customers;
●	available sources and transportation of graphite feedstock;
●	the ability to control costs and avoid cost and schedule overruns during the development, construction and operation of the Kellyton Graphite Plant;
●	the ability to construct and operate the Kellyton Graphite Plant in accordance with the requirements of permits and licenses and the requirements of tax credits and other incentives;
●	the effects of inflation, including labor shortages and supply chain disruptions;
●	rising interest rates and the associated impact on the availability and cost of financing sources;
●	the availability and supply of equipment and materials needed to construct the Kellyton Graphite Plant;
●	stock price volatility;
●	government regulation of the mining and processing industries in the United States;
●	unanticipated geological, processing, regulatory and legal or other problems we may encounter;

●	the results of our exploration activities, and the possibility that future exploration results may be materially less promising than initial exploration results;
●	any graphite or vanadium discoveries not being in high enough concentration to make it economic to extract the metals;
●	our ability to finance growth plans;
●	the potential effects of the continued COVID-19 pandemic;
●	currently pending or new litigation or arbitration; and
●	our ability to maintain and timely receive mining and other permits from regulatory agencies.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2022 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3, “Legal Proceedings,” in our Annual Report. There have been no material changes to the legal proceedings previously disclosed in the Annual Report.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves various risks.  When considering an investment in us, careful consideration should be given to the risk factors discussed in “Risk Factors” in Item 1A in our Annual Report.  There are no material changes to the risk factors described in our Annual Report, except as follows:

Our business could be negatively impacted by inflationary pressures, which may result in increased costs of operations and negatively impact the securities markets generally, which could have a material adverse effect on our ability to access capital.

The U.S. has experienced rising inflation in 2022 and U.S. inflation is currently at a 40-year high. A sustained increase in inflation may continue to raise our costs for labor, services, and materials. Further, our suppliers face inflationary impacts such as the tight labor market and supply chain disruptions, that could increase the costs to construct and commission the Kellyton Graphite Plant, explore and develop the Coosa Graphite Deposit, and our day to day operations. The rate and scope of these various inflationary factors may increase our operating costs materially, which may not be readily recoverable, and have an adverse effect on our costs, operating margins, results of operations and financial condition.

Further, sustained inflation has caused and may continue to cause the Federal Reserve Board to raise the target for the federal funds rate, which correspondingly increases interest rates.  Increased interest rates could have a negative effect on the securities markets generally which may, in turn, have a material adverse effect on the Company’s ability to access capital, particularly debt financing, and the market price of equity securities, including the Company’s common stock, which usually decrease as interest rates rise.  To the extent that we access debt financing or issue variable interest rate instruments in the future, any increase in interest rates would increase our cost of borrowing and our interest expense.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, an ongoing military conflict between Russia and Ukraine, and record inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine, geopolitical tensions, or record inflation.

In February of 2022, Russian military forces invaded Ukraine, and sustained conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, higher inflation, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage. We are continuing to monitor the conflict and assessing its potential impact on our business.

The extent and duration of the military action or future escalation of such hostilities, the extent and impact of existing and future sanctions, market disruptions and volatility, and the result of any diplomatic negotiations cannot be predicted. While we expect any direct impacts to our business to be limited, the indirect impacts on the economy and on the mining industry and other industries in general could negatively affect our business and may make it more difficult for us to raise equity or debt financing. In addition, the impact of other current macro-economic factors on our business, which may be exacerbated by the war in Ukraine - including inflation, supply chain constraints and geopolitical events - is likely to have an adverse effect on our business

.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

ITEM 4. MINE SAFETY DISCLOSURES.

ITEM 5. OTHER INFORMATION.

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

10.1*	Employment Agreement, effective August 26, 2022, between the Company and Steven M. Cates (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2022)

10.2*

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

WESTWATER RESOURCES, INC.

Dated: November 9, 2022	By:	/s/ Chad M. Potter
Chad M. Potter
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2022	By:	/s/ Steven M. Cates
Steven M. Cates
Vice President - Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)