Form 10-Q
period 2023-03-31
WESTWATER RESOURCES, INC.
filed 2023-05-10
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	50,899,759 as of May 10, 2023

WESTWATER RESOURCES, INC.

7

DEFINITIONS

When used in this Form 10-Q, the following terms have the meaning indicated.

Term	Meaning
AGP	Alabama Graphite Products, LLC, an Alabama limited liability company and wholly owned subsidiary of Westwater Resources.
Alabama Graphite	Alabama Graphite Company, Inc., an Alabama corporation and wholly owned subsidiary of Westwater Resources.
Annual Report	Westwater Resources, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022.
ASC	FASB Accounting Standards Codification.
ASU	FASB Accounting Standards Update.
ATM Offering Agreement	Controlled Equity Offering Sale Agreement between Westwater Resources and Cantor Fitzgerald & Co. dated April 14, 2017.
Cantor	Cantor Fitzgerald & Co.
Coosa Graphite Deposit	The Company’s graphite mineral deposit located near Rockford, Alabama.
EU Critical Raw Minerals List	The list of raw materials that are crucial to the economy of the European Union published by the European Commission.
FASB	The Financial Accounting Standards Board.
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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands of dollars, except share amounts)

(unaudited)

	March 31,	December 31,
	2023	2022
ASSETS

Current Assets:
Cash and cash equivalents	$39,704	$75,196
Prepaid and other current assets	797	892
Total Current Assets	40,501	76,088

Property, plant and equipment, at cost:
Property, plant and equipment	116,338	90,335
Less: Accumulated depreciation	(305)	(257)
Net property, plant and equipment	116,033	90,078
Operating lease right-of-use assets	63	87
Finance lease right-of-use assets	24	—
Other long-term assets	3,472	2,155
Total Assets	$160,093	$168,408

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$15,722	$23,008
Accrued liabilities	2,041	1,963
Operating lease liability, current	56	91
Finance lease liability, current	4	—
Total Current Liabilities	17,823	25,062

Operating lease liability, net of current	9	—
Finance lease liability, net of current	21	—
Other long-term liabilities	1,378	1,378
Total Liabilities	19,231	26,440

Commitments and Contingencies (see note 8)

Stockholders’ Equity:
Common stock, 100,000,000 shares authorized, $.001 par value
Issued shares - 49,999,920 and 48,405,543, respectively
Outstanding shares - 49,999,759 and 48,405,382, respectively	50	48
Paid-in capital	496,738	495,456
Accumulated deficit	(355,668)	(353,278)
Less: Treasury stock (161 shares), at cost	(258)	(258)
Total Stockholders’ Equity	140,862	141,968

Total Liabilities and Stockholders’ Equity	$160,093	$168,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in thousands of dollars, except share and per share amounts)

(unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Operating Expenses:
Product development expenses	$(490)	$(233)
Exploration expenses	(66)	(208)
General and administrative expenses	(2,402)	(2,211)
Arbitration costs	—	(142)
Depreciation and amortization	(48)	(22)
Total operating expenses	(3,006)	(2,816)

Non-Operating Income:
Other income, net	616	7
Total other income	616	7

Net Loss	$(2,390)	$(2,809)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	49,443,120	36,757,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in thousands of dollars)

(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Operating Activities:
Net loss	$(2,390)	$(2,809)
Reconciliation of net loss to cash used in operations:
Non-cash lease expense	43	33
Depreciation and amortization	48	22
Stock compensation (benefit) expense	(144)	66
Effect of changes in operating working capital items:
Increase in inventory	(1,998)	—
Decrease (increase) in prepaids and other assets	775	(413)
Increase in payables and accrued liabilities	710	400
Net Cash Used In Operating Activities	(2,956)	(2,701)

Cash Flows From Investing Activities:
Capital expenditures	(33,960)	(12,123)
Net Cash Used In Investing Activities	(33,960)	(12,123)

Cash Flows From Financing Activities:
Issuance of common stock, net	1,481	15,556
Payment of minimum withholding taxes on net share settlements of equity awards	(53)	(32)
Payments on lease financing obligations	(4)	—
Net Cash Provided By Financing Activities	1,424	15,524

Net (decrease) increase in Cash and Cash Equivalents	(35,492)	700
Cash and Cash Equivalents, Beginning of Period	75,196	115,293
Cash and Cash Equivalents, End of Period	$39,704	$115,993

Supplemental Cash Flow Information
Non-cash right-of-use asset obtained in exchange for operating lease obligation	15	—
Non-cash right-of-use asset obtained in exchange for finance lease obligation	28	—
Accrued capital expenditures (at end of period)	13,112	3,200
Total Supplemental Cash Flow Information	$13,155	$3,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(expressed in thousands of dollars, except share amounts)

(unaudited)

Three months ended March 31, 2023	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances, December 31, 2022	48,405,543	$48	$495,456	$(353,278)	$(258)	$141,968
Net loss	—	—	—	(2,390)	—	(2,390)
Common stock issued, net of issuance costs	1,454,501	2	1,479	—	—	1,481
Stock compensation benefit and related share issuances, net of shares withheld for payment of taxes	139,876	—	(144)	—	—	(144)
Minimum withholding taxes on net share settlements of equity awards	—	—	(53)	—	—	(53)
Balances, March 31, 2023	49,999,920	$50	$496,738	$(355,668)	$(258)	$140,862

Three months ended March 31, 2022	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances, December 31, 2021	35,279,724	$35	$468,578	$(342,157)	$(258)	$126,198
Net loss	—	—	—	(2,809)	—	(2,809)
Common stock issued, net of issuance costs	7,446,087	8	15,548	—	—	15,556
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	91,773	—	66	—	—	66
Minimum withholding taxes on net share settlements of equity awards	—	—	(32)	—	—	(32)
Balances, March 31, 2022	42,817,584	$43	$484,160	$(344,966)	$(258)	$138,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements (the “Interim Financial Statements”) for Westwater Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The accompanying Interim Financial Statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.  The Interim Financial Statements are unaudited. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2023.

Reclassification

Certain amounts of non-cash lease expense within the operating section of the Condensed Consolidated Statement of Cash Flows as of March 31, 2022 have been reclassified to conform to the March 31, 2023 presentation.  These reclassifications did not result in any changes in the net cash used in operating activities, net loss or changes in stockholders’ equity for the period ending March 31, 2022.

Significant Accounting Policies

Our significant accounting policies are detailed in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements within our Annual Report.

Recently Adopted Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” (“ASU 2021-10”). ASU 2021-10 increases the transparency regarding government assistance to companies, including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. ASU 2021-10 became effective for annual periods beginning after December 15, 2021. The adoption of ASU 2021-10 did not result in a material impact to our Interim Financial Statements.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 will change how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies will be required to estimate lifetime expected credit losses and recognize an allowance against the related instruments. For available for sale debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. The adoption of this update, if applicable, will result in earlier recognition of losses and impairments. ASU 2016-13 will be effective for interim and annual periods beginning after December 15, 2022.  The adoption of ASU 2016-13 did not result in a material impact to our Interim Financial Statements.

In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to ASC 326, Financial Instruments – Credit Losses”, which clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. ASU 2018-19 will be effective for interim and annual periods beginning after December 15, 2022.  The adoption of ASU 2018-19 did not result in a material impact to our Interim Financial Statements.

2. LIQUIDITY AND GOING CONCERN

The Interim Financial Statements of the Company have been prepared on a “going concern” basis, which means that the continuation of the Company is presumed even though events and conditions exist that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern because it is possible that the Company will be required to adversely change its current business plan or may be unable to meet its obligations as they become due within one year after the date that these Interim Financial Statements were issued.

Management considered the following events and conditions in its going concern analysis. The Company last recorded revenues from operations in 2009. Since 2009, the Company has relied on equity financings, debt financings and asset sales to fund its operations. During the quarter ended March 31, 2023, and through the date that these Interim Financial Statements were issued, the Company continued construction activities related to the Kellyton Graphite Plant. The Company’s construction related contracts include termination provisions at the Company’s election that do not obligate the Company to make payments beyond what is incurred by the third-party service provider through the date of such termination.  In its going concern analysis, the Company considered the construction activity and related costs through the date that the Interim Financial Statements were issued, and the Company’s planned non-discretionary expenditures through May 31, 2024, which, in the aggregate, exceed the cash on hand as of the date of these Interim Financial Statements, excluding external funding opportunities and the Company’s current equity facilities.

On March 31, 2023, the Company’s cash balance was approximately $39.7 million. During the three months ended March 31, 2023, the Company sold 1.5 million shares of common stock for net proceeds of $1.5 million pursuant to the ATM Offering Agreement (see Note 4).

The Company has historically, and expects to continue to rely on debt and equity financing to fund its operations and business plan until operations commence at the Kellyton Graphite Plant. Along with evaluating the continued use of the ATM Offering Agreement and the 2020 Lincoln Park PA, the Company is considering other forms of project financing to fund the construction of the Kellyton Graphite Plant. The alternative sources of project financing could include, but are not limited to, project debt, convertible debt, or pursuing a partnership or joint venture. If funds are not available to fund the construction of Phase I of the Kellyton Graphite Plant under the Company’s financing facilities or through alternative financing sources, the Company may be required to reduce or severely curtail operations, change its planned business development strategies related to the Coosa Graphite Deposit and Phase I of the Kellyton Graphite Plant, alter the construction and commissioning timeline of Phase I of the Kellyton Graphite Plant, or put the construction of Phase I on hold until additional funding is obtained.  If the Company is required to abandon construction and development or alter its intended long-term plans related to the Kellyton Graphite Plant, the Company could be required to evaluate the recoverability of its long-lived assets.

While the Company has utilized its equity facilities to advance its business plan and has been successful in the past raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company. Recent declines in the equity and debt capital markets, rising interest rates, inflation and generally uncertain economic conditions could significantly impact the Company’s ability to access the necessary funding to advance its business plan.  Further, on March 13, 2023, the Company filed a prospectus supplement to its existing shelf registration statement on Form S-3 (the “Registration Statement”) and as a result, the Company’s access to the available capacity under the Registration Statement, is now subject to General Instruction I.B.6 of Form S-3, which limits the amount that the Company may sell under the Registration Statement. After giving effect to these limitations and the current public float of our common stock, and after giving effect to the terms of the ATM Offering Agreement, we currently may offer and sell shares of our common stock having an aggregate offering price of up to $19,250,000 under the ATM Offering Agreement, which amount is in addition to the shares of common stock that we have sold to date in accordance with the ATM Offering Agreement under the Registration Statement and prospectus supplements thereto. If our public float increases such that we may sell additional amounts under the ATM Offering Agreement and the Registration Statement, we will file another prospectus supplement prior to making additional sales.

When considering the above events and conditions in the aggregate, the Company believes such events and conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that these Interim Financial Statements were issued.

3. PROPERTY, PLANT AND EQUIPMENT

	Net Book Value of Property Plant and Equipment at March 31, 2023
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Other property, plant and equipment	5,711	22	5,733
Construction in progress	101,328	—	101,328
Total	$116,011	$22	$116,033

	Net Book Value of Property Plant and Equipment at December 31, 2022
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Other property, plant and equipment	5,745	24	5,769
Construction in progress	75,337	—	75,337
Total	$90,054	$24	$90,078

Construction in Progress

Construction in progress represents assets that are not ready for service or are in the construction stage. Assets are depreciated based on the estimated useful life of the asset once it is placed in service.

Impairment of Property, Plant and Equipment

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. For the three months ended March 31, 2023 no events or changes in circumstance are believed to have impacted recoverability of the Company’s long-lived assets. Accordingly, it was determined that no interim impairment was necessary.  As discussed in Note 2, if the Company is required to abandon construction and development or alter its intended long-term plans related to the Kellyton Graphite Plant, the Company could be required to evaluate the recoverability of its long-lived assets.

4. COMMON STOCK

Common Stock Issued, Net of Issuance Costs

December 2020 Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”)

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

Since inception and through March 31, 2023, the Company has sold 6.3 million shares of common stock to Lincoln Park pursuant to the 2020 Lincoln Park PA.

During the three months ended March 31, 2023 and 2022, the Company did not sell any shares of common stock pursuant to the 2020 Lincoln Park PA.

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

During the three months ended March 31, 2023, the Company sold 1.5 million shares of common stock for net proceeds of $1.5 million pursuant to the ATM Offering Agreement.  The Company sold 7.4 million shares of common stock for net proceeds of $15.6 million pursuant to the ATM Offering Agreement for the three months ended March 31, 2022.

Sales made under the ATM Offering Agreement are made pursuant to the prospectus supplement filed March 13, 2023 which amends and supplements the prospectus supplement filed pursuant to Rule 424(b)(5), which registered for sale up to a total of $50.0 million of the Company’s common stock, which was filed on August 20, 2021 as a takedown off the Company’s Registration Statement, which was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on July 8, 2021.  The Company is subject to General Instruction I.B.6 of Form S-3, which limits the amount that we may sell under the Registration Statement. After giving effect to these limitations and the current public float of our common stock, and after giving effect to the terms of the ATM Offering Agreement, we currently may offer and sell shares of our common stock having an aggregate offering price of up to $19,250,000 under the ATM Offering Agreement, which amount is in addition to the shares of common stock that we have sold to date in accordance with the ATM Offering Agreement under the Registration Statement and prospectus supplements thereto. If our public float increases such that we may sell additional amounts under the ATM Offering Agreement and the Registration Statement, we will file another prospectus supplement prior to making additional sales.

As of March 31, 2023, the Company has received total gross proceeds of $30.7 million under the ATM Offering Agreement.

5. STOCK-BASED COMPENSATION

Stock-based compensation awards consist of stock options, restricted stock units and bonus shares issued under the Company’s equity incentive plans, which include the 2013 Omnibus Incentive Plan (the “2013 Plan”), and the Employment Inducement Incentive Award Plan (the “Inducement Plan”).

Under the 2013 Plan, the Company may grant awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to eligible persons. Equity awards under the 2013 Plan are granted from time to time at the discretion of the Compensation Committee of the Board (the “Committee”), with vesting periods and other terms as determined by the Committee with a maximum term of 10 years. The 2013 Plan is administered by the Committee, which can delegate the administration to the Board, other committees or to such other officers and employees of the Company as designated by the Committee and permitted by the 2013 Plan. As of March 31, 2023, 469,392 shares were available for future issuances under the 2013 Plan.

The Inducement Plan provides for the grant of equity-based awards, including restricted stock units, restricted stock, performance shares and performance units. Under the Inducement Plan, the Company may grant equity awards for the sole purpose of recruiting and hiring new employees.  As of March 31, 2023, 114,429 shares were available for future issuances under the Inducement Plan.

The Company has elected to account for forfeitures as they occur rather than estimating forfeitures.  Expense associated with an award that is forfeited prior to vesting will be reversed accordingly.  For the three months ended March 31, 2023, the Company recorded stock-based compensation benefit of $0.3 million related to departures of employees and recorded stock-based expense of $0.2 million resulting in a net benefit of $0.1 million.  For the same period in 2022, the Company recorded a stock-based compensation expense of $0.1 million. Stock compensation benefit and expense are recorded in general and administrative expenses.

Stock Options

Stock options are valued using the Black-Scholes option pricing model on the date of grant. The Company accounts for forfeitures upon occurrence.

The following table summarize stock options outstanding and changes for the three months ended March 31, 2023 and 2022:

	March 31, 2023		March 31, 2022
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Stock options outstanding at beginning of period	356,296	$5.06	277,576	$6.18
Granted	—	—	—	—
Canceled or forfeited	(43,868)	15.69	—	—
Stock options outstanding at end of period	312,428	3.56	277,576	6.18
Stock options exercisable at end of period	233,708	$4.39	183,054	$7.35

All options outstanding for the three months ended March 31, 2023, were issued under the 2013 Plan.  The weighted average remaining term for stock options outstanding as of March 31, 2023, is approximately 7.9 years.

As of March 31, 2023, the Company had less than $0.1 million of unrecognized compensation costs related to non-vested stock options that will be recognized over a period of approximately three months.

Restricted Stock Units

Time-based and performance-based RSUs are valued using the closing share price of the Company’s common stock on the date of grant. The final number of shares issued under performance-based RSUs is generally based on the Company’s prior year performance as determined by the Committee at each vesting date, and the valuation of such awards assumes full satisfaction of all performance criteria.  The Company accounts for forfeitures upon occurrence.

The following table summarizes RSU activity for the three months ended March 31, 2023 and 2022:

	March 31,		March 31,
	2023		2022
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	RSUs	Fair Value	RSUs	Fair Value
Unvested RSUs at beginning of period	1,207,872	$1.40	385,004	$3.18
Granted	189,072	0.95	91,241	1.97
Forfeited/Expired	(399,867)	1.69	(122,692)	3.09
Vested	(198,327)	1.44	(105,793)	2.97
Unvested RSUs at end of period	798,750	$1.14	247,760	$2.87

As of March 31, 2023, the Company had $0.5 million of unrecognized compensation costs related to non-vested restricted stock units that will be recognized over a period of approximately 2 years.

6. OTHER INCOME, NET

	For the Three Months Ended
	March 31,
(thousands of dollars)	2023	2022
Other (expense) income:
Foreign exchange loss	$(17)	$—
Interest income	633	7
Total other income, net	$616	$7

For the three months ended March 31, 2023 the Company recognized less than $0.1 million of foreign currency exchange loss related to our Euro denominated bank account.  As of March 31, 2023, the Company’s cash balance included approximately 0.1 million Euros. The foreign exchange loss was calculated using the exchange rate as of the balance sheet date.  A change in the Euro to USD exchange rate of $0.01 results in a foreign exchange adjustment of less than $0.1 million.

For the three months ended March 31, 2023 the Company recognized interest income of $0.6 million, in our investment account.

7. EARNINGS PER SHARE

Basic and diluted loss per common share have been calculated based on the weighted-average shares outstanding during the period. Additionally, 1,111,178 potentially dilutive shares, comprised of unvested RSUs and outstanding stock options at the end of the period, were excluded from the calculation of earnings per share because the effect on the basic income per share would be anti-dilutive, as the Company had a net loss for the three months ended March 31, 2023.

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

On March 3, 2023, the arbitral tribunal issued its final award in the proceeding. The tribunal agreed with Westwater that Westwater’s investment in Turkey was protected by the Treaty between the United States of America and the Republic of Turkey concerning the Reciprocal Encouragement and Protection of Investments (the “Treaty”), and that Turkey’s cancellation of the Company’s licenses for the Temrezli and Sefaatli uranium projects owned by Westwater’s Turkish subsidiary, Adur Madencilik Limited Sirketi (“Adur”) amounted to an expropriation of Westwater’s investment in violation of Turkey’s obligations under the Treaty. The tribunal disagreed with Westwater’s projections of what its investment was worth and how much the investment would have returned if Turkey had not cancelled the licenses. The tribunal’s award requires Turkey to pay Westwater a total of approximately $1.3 million in damages, to reimburse Westwater for its fees, expenses and costs of the arbitration amounting to approximately $3.7 million, and to pay interest in an amount yet to be determined.

9. LEASES

The Company’s lease portfolio consists of an operating lease for the corporate office and other small operating and finance leases for office equipment in the Alabama office.  The corporate office lease has a remaining lease term of 0.3 years and includes an option to extend the lease for 3 years. Under our corporate office lease, we are required to reimburse the lessor each month for common use expenses such as maintenance and security services. Because these amounts are variable from year to year and not specifically set in the lease terms, they are not included in the measurement of the right-of-use asset and related lease liability, but rather expensed in the period incurred.  The remaining lease terms for the office equipment leases ranges from 3.1 to 4.3 years.

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

The right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities were recognized at the commencement date of the lease based on the present value of lease payments over the lease term using  discount rates that range from 3.00% to 9.50%.  These rates are either implicit within the lease contract or reflected at the Company’s estimated incremental borrowing rate at the lease commencement dates.

The components of lease cost are as follows:

	For the Three Months Ended
	March 31,
(thousands of dollars)	2023	2022
Operating least cost	$41	$38
Finance lease cost
Amortization of right-of-use assets	4	—
Interest on lease liabilities	1	—
Total finance lease cost	5	—

Variable lease costs	4	—

Lease cost	$50	$38

Supplemental cash flow information related to the Company’s leases is as follows:

	For the Three Months Ended
	March 31,
(thousands of dollars)	2023	2022
Cash paid for amounts included in lease liabilities:
Operating cash flows from operating leases	$41	$39
Operating cash flows from finance leases	$1	$—
Financing cash flows from finance leases	$4	$—

Weighted-average remaining lease term and discount rate for the Company’s operating lease are as follows:

	Operating Leases	Finance Lease
Weighted average remaining lease term (in years)	0.9	4.3

Weighted average discount rate	8.6%	3.0%

Maturities of lease liabilities for the Company’s operating leases are as follows:

Lease payments by year
(in thousands)	Operating leases	Finance leases
2023 (remainder of year)	$56	$5
2024	4	6
2025	4	6
2026	1	6
2027	—	3
Total lease payments	65	26
Less imputed interest	—	(1)
Total	$65	$25

As of March 31, 2023, the Company has $0.1 million in right-of-use assets and $0.1 million in related lease liabilities ($0.1 million of which is current). The most significant operating lease is for the Company’s corporate office in Centennial, Colorado, with $0.1 million remaining in undiscounted cash payments through the end of the lease term in 2023. The total undiscounted cash payments remaining on operating leases through the end of their respective terms is $0.1 million.

As of March 31, 2023, the Company has entered into certain leases that have not yet commenced.  Each of the leases relates to equipment to be used at the Kellyton Graphite Plant and will commence in mid-2023 with lease terms of 5 years.  The net present value of such leases is $1.1 million.

10. INVENTORY

Inventory consisted of raw material of natural flake graphite concentrate provided by a third-party vendor totaling $2.8 million as of March 31, 2023.  The full amount of inventory is within “Other long-term assets” on the Condensed Consolidated Balance Sheets.  The Company values the natural flake graphite concentrate at the lower of cost or net realizable value.  Net realizable value represents the estimated future sales price of the product based on current and long-term graphite prices, less the estimated costs to complete production and bring the product to sale. Write-downs of the natural flake graphite concentration to net realizable value are reported as a component of costs applicable to sales. The current portion of inventory is determined based on the expected amounts to be processed within the next 12 months and utilize the short-term metal price assumption in estimating net realizable value. Inventory not expected to be processed within the next 12 months is classified as non-current within other long-term assets and we utilize the long-term metal price assumption in estimating net realizable value. Costs are removed from raw materials using an average cost basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Westwater for the three months ended March 31, 2023, has been prepared based on information available to us as of May 10, 2023. This discussion should be read in conjunction with the unaudited Interim Financial Statements and Notes thereto included herewith and the audited Consolidated Financial Statements of Westwater for the period ended December 31, 2022 and the related notes thereto included in our Annual Report, which were prepared in accordance with U.S. GAAP. This management’s discussion and analysis contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements” herein.

INTRODUCTION

Westwater Resources, Inc., originally incorporated in 1977, is an energy technology company focused on developing battery-grade natural graphite materials since its acquisition of Alabama Graphite in April 2018. Alabama Graphite holds mineral rights to explore and potentially mine the Coosa Graphite Deposit. During the first three months of 2023, AGP continued construction activities related to Phase I of the Kellyton Graphite Plant. The Coosa Graphite Deposit is located near Rockford, Alabama at 32 ° 54’ 30” North and 86 ° 24’ 00” West.

RECENT DEVELOPMENTS

Joint Development Agreement with SK On

During the first quarter of 2023, the Company entered into a joint development agreement (“JDA”) with SK On (“SK On”), a leading electric vehicle battery manufacturer, supplying electric vehicle batteries to Ford, Hyundai, Volkswagen and others.

Under the JDA, the two companies will work together to develop environmentally responsible, high performance anode material customized for SK On batteries.  Upon the successful completion of the development effort, the parties expect to negotiate another agreement that may allow for the sale of potentially all Coated Spherical Purified Graphite (“CSPG”) anode material from the Kellyton Graphite Processing Plant.

SK On currently operates two EV battery plants in Commerce, Georgia.  The South Korean battery maker is also building three EV battery plants in the U.S. with Ford Motor Co. BlueOval SK (the joint venture between SK On and Ford Motor Co.), and plans to operate two battery plants in Glendale, Kentucky, and one factory in Stanton, Tennessee.

SK On recently announced that it has agreed with Hyundai Motor Group to establish an EV battery plant in Bartow County, Georgia, through a joint venture.

Kellyton Graphite Plant – Construction Update

During the first quarter of 2023, the Company continued construction activities related to Phase I of its Kellyton Graphite Plant, including the completion of earthwork and site grading, receipt of additional long-lead equipment components, and further work on underground utilities, and the construction and assembly of plant buildings.  As of the date of the filing of this report, all five processing buildings have been completed and are ready for equipment installation to begin.

In response to increasing customer demand and market conditions, the Company has completed an optimization study of the original definitive feasibility study for Phase I of the Kellyton Graphite Plant to increase the expected throughput production for Phase I of the Kellyton Graphite Plant.  As a result of this optimization study, the Company now expects to more than double the throughput production capacity for Phase I of the Kellyton Graphite Plant of 16,000 metric tons (or mt) per year, and expected CSPG production of 7,500 mt per year.  The Company estimates the total costs for Phase I construction to be approximately $271 million.  Since inception of the project, and inclusive of liabilities at

March 31, 2023, the Company has incurred capital costs of approximately $102.4 million of the cost to construct Phase I of the Kellyton Graphite Plant.

Graphite and Vanadium as Critical Materials

Presently, the United States is almost 100% dependent on imports for battery-grade graphite, which is currently the primary anode material in the lithium-ion batteries that power electric vehicles, smartphones, and laptops, and store power generated from intermittent renewable energy sources. Westwater intends to process natural flake graphite into battery-grade graphite for all types of batteries including lithium-ion batteries.

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

On April 12, 2023, the U.S. Environmental Protection Agency (the “EPA”) announced new proposed federal vehicle emissions standards that will accelerate the ongoing transition to a clean vehicle’s future.  The proposed standards align with commitments made by automakers and U.S. states as they plan to accelerate clean vehicle technologies in the light- and medium-duty fleets in the next 10 to 15 years. Under the light-duty vehicle standards, the EPA will require an increasingly stringent greenhouse gas standard that by model year 2032 would result in an industry-wide average target of 82 grams of carbon dioxide created per mile traveled. This represents a 56 percent decrease from the model year 2026 standard set in 2021. For medium-duty vehicles the EPA is proposing to increase stringency to a target of 275 grams of carbon dioxide per mile by model year 2032, which would represent a 44 percent reduction compared to model year 2026 standard. Car and truck companies are moving to include electric vehicles as an integral and growing part of current and future product lines, leading to an increasing diversity of clean vehicles for consumers.

The State of Alabama and local municipalities have entered into incentive agreements with the Company for the siting of the Company’s proposed graphite processing plant in Coosa County, Alabama. The incentive agreements provide certain tax credits and incentives under the Alabama Jobs Act in connection with the construction of the Kellyton Graphite Plant.

Westwater has developed graphite-purification technology and advanced product-development processes designed to meet the demands of potential customers for battery-grade graphite materials. Westwater is developing methodologies and constructing facilities intended to produce high purity, battery-grade graphite products at its Kellyton Graphite Plant. These products are designed to serve all major battery sectors. In addition, we believe the processes we intend to use are environmentally sustainable and permittable in the United States, where a robust regulatory environment complements our core values to reliably deliver safe, well-made products to our customers.

Westwater has and will continue to support the efforts by the relevant United States governmental agencies, the State of Alabama and local municipalities to ensure that they remain aware of the importance of natural battery-grade graphite, its importance to the nation’s security, and how the Kellyton Graphite Plant and the Coosa Graphite Deposit fit into the critical minerals-equation.

Equity Financings

Capital Raises during three months ended March 31, 2023

During the three months ended March 31, 2023 the Company sold 1.5 million shares of common stock for net proceeds of $1.5 million pursuant to the ATM Offering Agreement, resulting in a cash balance of approximately $39.7 million at March 31, 2023.

See Note 4 to the Interim Financial Statements for additional information.

RESULTS OF OPERATIONS

Summary

Our net loss for the three months ended March 31, 2023, was $2.4 million, or $0.05 per share, as compared with a net loss of $2.8 million, or $0.08 per share for the same period in 2022. The $0.4 million decrease in our net loss was due primarily to higher interest income earned on our cash balance of $0.6 million and lower exploration costs as well as lower legal costs related to the Company’s arbitration against the Republic of Turkey; partially offset by higher product development and general and administrative expenses.

Product Development Expenses

Product development expenses for the three months ended March 31, 2023, were $0.5 million, an increase of $0.3 million compared to the same period in 2022. Product development costs for the three months ended March 31, 2023, relate primarily to additional sample production of battery-grade natural graphite products for evaluation by potential customers.  As the Company works with potential customers through the qualification of its battery-grade natural graphite products, additional samples are required to be prepared, and in some cases, in larger quantities for evaluation and testing by potential customers.

Exploration Expenses

Exploration expenses for the three months ended March 31, 2023 were $0.1 million, a decrease of $0.1 million compared to the same period in 2022.  The decrease is due to the Company completing its initial drilling program related to the Coosa Graphite Deposit in April 2022.

General and Administrative Expenses

General and administrative expenses for three months ended March 31, 2023, increased by $0.2 million, compared to the same period in 2022. The increase was due primarily to higher personnel costs that include approximately $0.3 million for severance charges related to the departure of the Company’s former Chief Executive Officer in January 2023.  These costs were offset partially by a benefit in stock-based compensation expense related to award forfeitures occurring during the first quarter of 2023.  See Note 5 to the Interim Financial Statements for additional information on stock-based compensation.

Arbitration Costs

During the three months ended March 31, 2023, there were no arbitration costs. The $0.1 million of arbitration costs in 2022 were legal fees related to the Company’s request for Arbitration against the Republic of Turkey.

On March 3, 2023, the arbitral tribunal issued its final award in the proceeding. The tribunal agreed with Westwater that Westwater’s investment in Turkey was protected by the Treaty between the United States of America and the Republic of Turkey concerning the Reciprocal Encouragement and Protection of Investments (the “Treaty”), and that Turkey’s cancellation of the Company’s licenses for the Temrezli and Sefaatli uranium projects owned by Westwater’s Turkish subsidiary, Adur Madencilik Limited Sirketi (“Adur”) amounted to an expropriation of Westwater’s investment in violation of Turkey’s obligations under the Treaty. The tribunal disagreed with Westwater’s projections of what its investment was worth and how much the investment would have returned if Turkey had not cancelled the licenses. The tribunal’s award requires Turkey to pay Westwater a total of approximately $1.3 million in damages, to reimburse Westwater for its fees, expenses and costs of the arbitration amounting to approximately $3.7 million, and to pay interest in an amount yet to be determined.

Other Income

Other income for the three months ended March 31, 2023, increased by $0.6 million compared to the same period in 2022 due to an increase of $0.6 million of interest income in our investment account resulting from higher interest rates.

FINANCIAL POSITION

Operating Activities

Net cash used in operating activities of $3.0 million for the three months ended March 31, 2023, represents an increase of $0.3 million compared to the same period in 2022. The increase in cash used in operating activities was due primarily to purchases of raw material inventory during the three months ended March 31, 2023 of $2.0 million, compared to no inventory purchases for the same period of 2022.  This increase in raw material inventory was offset partially by higher interest income of $0.6 million earned during the first quarter of 2023, and a decrease in prepaid deposits compared to an increase in prepaids and other assets in the first quarter of 2022.

Investing Activities

Net cash used in investing activities increased by $21.8 million for the three months ended March 31, 2023, as compared to the same period in 2022. The increase was a result of higher capital expenditures related to the construction of Phase I of the Kellyton Graphite Plant, which began construction related activities in December 2021. The capital expenditures in the first three months of 2023 included progress payments for equipment, further work on underground utilities, and the construction and assembly of plant buildings.  During the same period in 2022, there were deposits of long-lead items and earthwork began in March of 2022.

Financing Activities

Net cash provided by financing activities was $1.4 million for the three months ended March 31, 2023, comprised of sales of common stock through the Company’s ATM Offering Agreement. Net cash provided by financing activities for the same period in 2022 was $15.5 million. The $14.1 million decrease was primarily due to lower sales activity under the 2020 Lincoln Park PA and the ATM Offering Agreement during the first three months of 2023 compared to the same period in 2022.

LIQUIDITY AND CAPITAL RESOURCES

Since 2009, the Company has relied on equity financings, debt financings and asset sales to fund its operations. During the three months ended March 31, 2023, the Company continued construction activities related to the Kellyton Graphite Plant. The Company’s construction related contracts include termination provisions at the Company’s election that do not obligate the Company to make payments beyond what is incurred by the third-party service provider through the date of such termination. In its going concern analysis, the Company considered the construction activity and related costs through the date that the Interim Financial Statements were issued, and the Company’s planned non-discretionary expenditures through May 31, 2024, which, in the aggregate, exceed the cash on hand as of the date of these Interim Financial Statements, excluding external funding opportunities and the Company’s current equity facilities.

On March 31, 2023, the Company’s cash balance was approximately $39.7 million inclusive of approximately 0.1 million Euros. The Company plans to use its remaining Euro cash balance to pay for long lead equipment denominated in Euros.  During the three months ended March 31, 2023, the Company sold 1.5 million shares of common stock for net proceeds of $1.5 million, pursuant to the ATM Offering Agreement. As of March 31, 2023, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $19,250,000 under the ATM Offering Agreement and has 9.7 million shares of common stock available for future sales pursuant to the 2020 Lincoln Park PA.

The Company has historically, and expects to continue to rely on debt and equity financing to fund its operations and business plan until operations commence at the Kellyton Graphite Plant. Along with evaluating the continued use of the ATM Offering Agreement and the 2020 Lincoln Park PA, the Company is considering other forms of project financing to fund the construction of the Kellyton Graphite Plant, including both Phase I and Phase II.  The alternative sources of project financing could include, but are not limited to, project debt, convertible debt, or pursuing a partnership or joint venture. If funds are not available to fund the construction of Phase I of the Kellyton Graphite Plant under the  Company’s financing facilities or through alternative financing sources, the Company may be required to reduce or severely curtail operations, change its planned business development strategies related to the Coosa Graphite Deposit and Phase I of the Kellyton Graphite Plant, alter the construction and commissioning timeline of Phase I of the Kellyton Graphite Plant, or put the construction of Phase I on hold until additional funding is obtained. If the Company is required to abandon construction and development or alter its intended long-term plans related the Kellyton Graphite Plant, the Company could be required to evaluate the recoverability of its long-lived assets.

While the Company has utilized its equity facilities to advance its business plan and has been successful in the past raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company. Recent declines in the equity and debt capital markets, rising interest rates, inflation and generally uncertain economic conditions could significantly impact the Company’s ability to access the necessary funding to advance its business plan. Further, on March 13, 2023, the Company filed a prospectus supplement to the Registration Statement and as a result, the Company’s access to the available capacity under the Registration Statement is now subject to General instructions I.B.6 of Form S-3, which limits the amounts that the Company may sell under the Registration Statement. After giving effect to these limitations and the current public float of our common stock, and after giving effect to the terms of the ATM Offering Agreement, we currently may offer and sell shares of our common stock having an aggregate offering price of up to $19,250,000 under the ATOM Offering Agreement, which amount is in addition to the shares of common stock that we have sold to date in accordance with the ATM Offering Agreement under the Registration Statement and prospectus supplements thereto.  If our public float increases such that we may sell additional amounts under the ATM Offering Agreement and the Registration Statement, we will file another prospectus supplement prior to making additional sales.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023.

Changes in Internal Controls

We have commenced initiatives to improve our enterprise resource planning (“ERP”) system.  We believe this new system will enhance our internal control over financial reporting due to increased automation.  We will continue to monitor our internal control over financial reporting for effectiveness throughout the transition.

Except for our continuous monitoring of the new ERP system, there were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3, “Legal Proceedings,” in our Annual Report. There have been no material changes to the legal proceedings previously disclosed in the Annual Report with one exception.  In Westwater’s arbitration proceeding against the Republic of Turkey, subsequent to the issuance of the tribunal’s decision on March 3, 2023, Westwater filed a Notice of Rectification on April 14, 2023.  The Notice of Rectification seeks to correct an error in the tribunal’s calculation of the amount of the ward, which if granted would increase the amount of investment costs to be paid by Turkey to Westwater from $1,283,000 to $2,780,000.  There is no date upon which the tribunal will render its decision on this matter.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves various risks.  When considering an investment in us, careful consideration should be given to the risk factors discussed in Risk Factors in Item 1A in our Annual Report.  There are no material changes to the risk factors described in our Annual Report.

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

10.1*

Employment Agreement between, effective January 16, 2023, between the Company and Frank Bakker (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 17, 2023).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTWATER RESOURCES, INC.

Dated: May 10, 2023	By:	/s/ Frank Bakker
Frank Bakker
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2023	By:	/s/ Steven M. Cates
Steven M. Cates
Chief Financial Officer and Senior Vice President - Finance (Principal Financial Officer and Principal Accounting Officer)