Form 10-Q
period 2023-06-30
WESTWATER RESOURCES, INC.
filed 2023-08-14
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	53,382,652 as of August 14, 2023

WESTWATER RESOURCES, INC.

DEFINITIONS

When used in this Form 10-Q, the following terms have the meaning indicated.

Term	Meaning
AGP	Alabama Graphite Products, LLC, an Alabama limited liability company and wholly owned subsidiary of Westwater Resources.
Alabama Graphite	Alabama Graphite Company, Inc., an Alabama corporation and wholly owned subsidiary of Westwater Resources.
Annual Report	Westwater Resources, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022.
ASC	FASB Accounting Standards Codification.
ASU	FASB Accounting Standards Update.
ATM Offering Agreement	Controlled Equity Offering Sale Agreement between Westwater Resources and Cantor Fitzgerald & Co. dated April 14, 2017.
Cantor	Cantor Fitzgerald & Co.
Coosa Graphite Deposit	The Company’s graphite mineral deposit located near Rockford, Alabama.
EU Critical Raw Minerals List	The list of raw materials that are crucial to the economy of the European Union published by the European Commission.
FASB	The Financial Accounting Standards Board.
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

JDA	Joint Development Agreement with SK On.
Kellyton Graphite Plant	The Company’s planned battery-grade graphite processing facility near Kellyton, Alabama.
Lincoln Park	Lincoln Park Capital Fund, LLC.
U.S. Critical Minerals List	The list of critical minerals that are crucial to the economy of the United States of America published by the Department of the Interior.
vanadium	A rare-earth metal used as a strengthening alloy in steelmaking, and in certain types of batteries, listed on the U.S. Critical Minerals List.
Westwater Resources	Westwater Resources, Inc.
2020 Lincoln Park PA	Purchase Agreement dated as of December 4, 2020 between Westwater Resources and Lincoln Park Capital Fund, LLC.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands of dollars, except share amounts)

(unaudited)

	June 30,	December 31,
	2023	2022
ASSETS

Current Assets:
Cash and cash equivalents	$17,289	$75,196
Prepaid and other current assets	560	892
Total Current Assets	17,849	76,088

Property, plant and equipment, at cost:
Property, plant and equipment	124,093	90,335
Less: Accumulated depreciation	(359)	(257)
Net property, plant and equipment	123,734	90,078
Operating lease right-of-use assets	391	87
Finance lease right-of-use assets	23	—
Other long-term assets	4,643	2,155
Total Assets	$146,640	$168,408

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,764	$23,008
Accrued liabilities	2,135	1,963
Operating lease liability, current	111	91
Finance lease liability, current	5	—
Total Current Liabilities	6,015	25,062

Operating lease liability, net of current	280	—
Finance lease liability, net of current	18	—
Other long-term liabilities	1,378	1,378
Total Liabilities	7,691	26,440

Commitments and Contingencies (see note 8)

Stockholders’ Equity:
Common stock, 100,000,000 shares authorized, $.001 par value
Issued shares - 51,945,902 and 48,405,543, respectively
Outstanding shares - 51,945,741 and 48,405,382, respectively	52	48
Paid-in capital	498,449	495,456
Accumulated deficit	(359,294)	(353,278)
Less: Treasury stock (161 shares), at cost	(258)	(258)
Total Stockholders’ Equity	138,949	141,968

Total Liabilities and Stockholders’ Equity	$146,640	$168,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in thousands of dollars, except share and per share amounts)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating Expenses:
Product development expenses	$(1,208)	$(367)	$(1,698)	$(600)
Exploration expenses	(57)	(201)	(121)	(409)
General and administrative expenses	(2,675)	(2,644)	(5,075)	(4,855)
Arbitration costs	—	—	—	(142)
Depreciation and amortization	(55)	(34)	(107)	(56)
Total operating expenses	(3,995)	(3,246)	(7,001)	(6,062)

Non-Operating Income:
Other income, net	369	91	985	98
Total other income	369	91	985	98

Net Loss	$(3,626)	$(3,155)	$(6,016)	$(5,964)

BASIC AND DILUTED LOSS PER SHARE	$(0.07)	$(0.07)	$(0.12)	$(0.14)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	51,120,597	47,083,720	50,286,493	41,949,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in thousands of dollars)

(unaudited)

	For the Six Months Ended June 30,
	2023	2022
Operating Activities:
Net loss	$(6,016)	$(5,964)
Reconciliation of net loss to cash used in operations:
Non-cash lease expense	73	68
Depreciation and amortization	107	56
Stock compensation expense	121	370
Effect of changes in operating working capital items:
Increase in other long-term assets	(2,488)	—
Decrease (increase) in prepaids and other current assets	332	(404)
Decrease in payables and accrued liabilities	(1,049)	(37)
Net Cash Used In Operating Activities	(8,920)	(5,911)

Investing Activities:
Capital expenditures	(51,858)	(24,853)
Net Cash Used In Investing Activities	(51,858)	(24,853)

Financing Activities:
Issuance of common stock, net	2,980	24,541
Payment of minimum withholding taxes on net share settlements of equity awards	(104)	(32)
Payments on finance lease liabilities	(5)	—
Net Cash Provided By Financing Activities	2,871	24,509

Net decrease in Cash and Cash Equivalents	(57,907)	(6,255)
Cash and Cash Equivalents, Beginning of Period	75,196	115,293
Cash and Cash Equivalents, End of Period	$17,289	$109,038

Supplemental Cash Flow Information
Non-cash right-of-use asset obtained in exchange for operating lease liability	377	—
Non-cash right-of-use asset obtained in exchange for finance lease liability	28	—
Accrued capital expenditures (at end of period)	2,970	2,516
Total Supplemental Cash Flow Information	$3,375	$2,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(expressed in thousands of dollars, except share amounts)

(unaudited)

Six months ended June 30, 2023	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances, December 31, 2022	48,405,543	$48	$495,456	$(353,278)	$(258)	$141,968
Net loss	—	—	—	(6,016)	—	(6,016)
Common stock issued, net of issuance costs	3,158,070	4	2,976	—	—	2,980
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	382,289	—	121	—	—	121
Minimum withholding taxes on net share settlements of equity awards	—	—	(104)	—	—	(104)
Balances, June 30, 2023	51,945,902	$52	$498,449	$(359,294)	$(258)	$138,949

Three months ended June 30, 2023

Balances, March 31, 2023	49,999,920	$50	$496,738	$(355,668)	$(258)	$140,862
Net loss	—	—	—	(3,626)	—	(3,626)
Common stock issued, net of issuance costs	1,703,569	2	1,497	—	—	1,499
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	242,413	—	265	—	—	265
Minimum withholding taxes on net share settlements of equity awards	—	—	(51)	—	—	(51)
Balances, June 30, 2023	51,945,902	$52	$498,449	$(359,294)	$(258)	$138,949

Six months ended June 30, 2022	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances, December 31, 2021	35,279,724	$35	$468,578	$(342,157)	$(258)	$126,198
Net loss	—	—	—	(5,964)	—	(5,964)
Common stock issued, net of issuance costs	11,822,366	12	24,529	—	—	24,541
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	116,773	—	370	—	—	370
Minimum withholding taxes on net share settlements of equity awards	—	—	(32)	—	—	(32)
Balances, June 30, 2022	47,218,863	$47	$493,445	$(348,121)	$(258)	$145,113

Three months ended June 30, 2022

Balances, March 31, 2022	42,817,584	$43	$484,160	$(344,966)	$(258)	$138,979
Net loss	—	—	—	(3,155)	—	(3,155)
Common stock issued, net of issuance costs	4,376,279	4	8,981	—	—	8,985
Stock compensation expense and related share issuances, net of shares withheld for the payment of taxes	25,000	—	304	—	—	304
Balances, June 30, 2022	47,218,863	$47	$493,445	$(348,121)	$(258)	$145,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements (the “Interim Financial Statements”) for Westwater Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying Interim Financial Statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. The Interim Financial Statements are unaudited. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2023.

Reclassification

Certain amounts of non-cash lease expense within the Operating Activities section of the Condensed Consolidated Statement of Cash Flows as of June 30, 2022 have been reclassified to conform to the June 30, 2023 presentation. These reclassifications did not result in any changes in the net cash used in operating activities, net loss or changes in stockholders’ equity for the three and six months ended June 30, 2023.

Significant Accounting Policies

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

Management considered the following events and conditions in its going concern analysis. The Company last recorded revenues from operations in 2009. Since 2009, the Company has relied on equity financings, debt financings and asset sales to fund its operations. During the quarter ended June 30, 2023, and through the date that these Interim Financial Statements were issued, the Company continued construction activities related to the Kellyton Graphite Plant. However, while the Company has continued certain construction activities related to Phase I of the Kellyton Graphite Plant, those activities have been reduced from anticipated levels until the requisite additional funding needed to complete Phase I of the Kellyton Graphite Plant is in place to best allocate our use of cash. The Company’s construction related contracts include termination provisions at the Company’s election that do not obligate the Company to make payments beyond what is incurred by the third-party service provider through the date of such termination.  In its going concern analysis, the Company considered construction activity and related costs through the date that the Interim Financial Statements were issued, and the Company’s planned non-discretionary expenditures for one year past the issue date of these Interim Financial Statements, which, in the aggregate, exceed the cash on hand as of the date of these Interim Financial Statements, excluding external funding opportunities and the Company’s current equity facilities.

On June 30, 2023, the Company’s cash balance was approximately $17.3 million. During the six months ended June 30, 2023, the Company sold 3.2 million shares of common stock for net proceeds of $3.0 million pursuant to the ATM Offering Agreement and 2020 Lincoln Park PA (see Note 4).

The Company has historically relied, and expects to continue to rely, on debt and equity financing to fund its operations and business plan until operations commence at the Kellyton Graphite Plant. Along with evaluating the continued use of the ATM Offering Agreement and the 2020 Lincoln Park PA, the Company is considering other forms of project financing to fund the construction of the Kellyton Graphite Plant. The alternative sources of project financing could include, but are not limited to, project debt, convertible debt, or pursuing a partnership or joint venture. If funds are not available to fund the construction of Phase I of the Kellyton Graphite Plant under the Company’s financing facilities or through alternative financing sources, the Company may be required to further reduce or severely curtail operations, change its planned business development strategies related to the Coosa Graphite Deposit and Phase I of the Kellyton Graphite Plant, alter the construction and commissioning timeline of Phase I of the Kellyton Graphite Plant, or put the construction of Phase I on hold until additional funding is obtained.  If the Company is required to abandon construction and development or alter its intended long-term plans related to the Kellyton Graphite Plant, the Company could be required to evaluate the recoverability of its long-lived assets.

While the Company has utilized its equity facilities to advance its business plan and has been successful in the past raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available in amounts sufficient to meet its needs of, or on terms acceptable to, the Company. Recent declines in the equity and debt capital markets, rising interest rates, inflation and generally uncertain economic conditions could significantly impact the Company’s ability to access the necessary funding to advance its business plan.  Further, on March 13, 2023, the Company filed a prospectus supplement to its existing shelf registration statement on Form S-3 (the “Registration Statement”) and as a result, the Company’s access to the available capacity under the Registration Statement, is now subject to General Instruction I.B.6 of Form S-3, which limits the amount that the Company may sell under the Registration Statement. As of June 30, 2023, after giving effect to these limitations and the current public float of our common stock, and after giving effect to the terms of the ATM Offering Agreement, we currently may offer and sell shares of our common stock having an aggregate offering price of up to approximately $18.6 million under the ATM Offering Agreement, which amount is in addition to the shares of common stock that we have sold to date in accordance with the ATM Offering Agreement under the Registration Statement and prospectus supplements thereto. If our public float increases such that we may sell additional amounts under the ATM Offering Agreement and the Registration Statement, we will file another prospectus supplement prior to making additional sales.

When considering the above events and conditions in the aggregate, the Company believes such events and conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that these Interim Financial Statements were issued.

3. PROPERTY, PLANT AND EQUIPMENT

	Net Book Value of Property Plant and Equipment at June 30, 2023
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Other property, plant and equipment	5,724	21	5,745
Construction in progress	109,017	—	109,017
Total	$123,713	$21	$123,734

	Net Book Value of Property Plant and Equipment at December 31, 2022
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Other property, plant and equipment	5,745	24	5,769
Construction in progress	75,337	—	75,337
Total	$90,054	$24	$90,078

Construction in Progress

Construction in progress represents assets that are not ready for service or are in the construction stage. Assets are depreciated based on the estimated useful life of the asset once it is placed in service.

Impairment of Property, Plant and Equipment

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. For the three and six months ended June 30, 2023 no events or changes in circumstance are believed to have impacted recoverability of the Company’s long-lived assets. Accordingly, it was determined that no interim impairment was necessary.  As discussed in Note 2, if the Company is required to abandon construction and development or alter its intended long-term plans related to the Kellyton Graphite Plant, the Company could be required to evaluate the recoverability of its long-lived assets.

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

Since inception and through June 30, 2023, the Company has sold 7.1 million shares of common stock to Lincoln Park pursuant to the 2020 Lincoln Park PA.

During the three and six months ended June 30, 2023, the Company sold 0.9 million shares of common stock for net proceeds of $0.8 million pursuant to the 2020 Lincoln Park PA. During the three and six months ended June 30, 2022, the Company did not sell any shares of common stock pursuant to the 2020 Lincoln Park PA.

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

During the three and six months ended June 30, 2023, the Company sold 0.8 million and 2.3 million shares of common stock for net proceeds of $0.7 million and $2.2 million, respectively, pursuant to the ATM Offering Agreement.  The Company sold 4.4 million and 11.8 million shares of common stock for net proceeds of $9.0 million and $24.5 million, respectively, pursuant to the ATM Offering Agreement for the three and six months ended June 30, 2022.

Sales made under the ATM Offering Agreement are made pursuant to the prospectus supplement filed March 13, 2023 which amends and supplements the prospectus supplement filed pursuant to Rule 424(b)(5), which registered for sale up to a total of $50.0 million of the Company’s common stock, which was filed on August 20, 2021 as a takedown off the Company’s Registration Statement, which was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on July 8, 2021.  The Company is subject to General Instruction I.B.6 of Form S-3, which limits the amount that we may sell under the Registration Statement. After giving effect to these limitations and the current public float of our common stock, and after giving effect to the terms of the ATM Offering Agreement, we currently may offer and sell shares of our common stock having an aggregate offering price of up to approximately $18.6 million under the ATM Offering Agreement, which amount is in addition to the shares of common stock that we have sold to date in accordance with the ATM Offering Agreement under the Registration Statement and prospectus supplements thereto. If our public float increases such that we may sell additional amounts under the ATM Offering Agreement and the Registration Statement, we will file another prospectus supplement prior to making additional sales.

As of June 30, 2023, the Company has received total gross proceeds of $31.4 million under the ATM Offering Agreement.  Of the total gross proceeds received, $0.7 million has been received while the Company is subject to General Instruction I.B.6 of Form S-3 discussed above.

5. STOCK-BASED COMPENSATION

Stock-based compensation awards consist of stock options, restricted stock units and bonus shares issued under the Company’s equity incentive plans, which include the 2013 Omnibus Incentive Plan (the “2013 Plan”), and the Employment Inducement Incentive Award Plan (the “Inducement Plan”).

On May 10, 2023, the Company’s stockholders approved an amendment to the 2013 Plan to increase the authorized number of shares of common stock available and reserved for issuance under the 2013 Plan by 1,500,000 shares.

Under the 2013 Plan, the Company may grant awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to eligible persons. Equity awards under the

2013 Plan are granted from time to time at the discretion of the Compensation Committee of the Board (the “Committee”), with vesting periods and other terms as determined by the Committee with a maximum term of 10 years. The 2013 Plan is administered by the Committee, which can delegate the administration to the Board, other committees or to such other officers and employees of the Company as designated by the Committee and permitted by the 2013 Plan. As of June 30, 2023, 614,534 shares were available for future issuances under the 2013 Plan.

The Inducement Plan provides for the grant of equity-based awards, including restricted stock units, restricted stock, performance shares and performance units. Under the Inducement Plan, the Company may grant equity awards for the sole purpose of recruiting and hiring new employees.  As of June 30, 2023, 114,429 shares were available for future issuances under the Inducement Plan.

The Company has elected to account for forfeitures as they occur rather than estimating forfeitures.  Expense associated with an award that is forfeited prior to vesting will be reversed accordingly.  For the three and six months ended June 30, 2023 the Company recorded stock-based compensation expense of $0.3 million and $0.1 million, respectively, compared to $0.3 million and $0.4 million, respectively, for the same periods in 2022.  Stock compensation expense is recorded in general and administrative expenses.

Stock Options

Stock options are valued using the Black-Scholes option pricing model on the date of grant. The Company accounts for forfeitures upon occurrence.

The following table summarize stock options outstanding and changes for the six months ended June 30, 2023:

	June 30, 2023		June 30, 2022
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Stock options outstanding at beginning of period	356,296	$5.06	277,576	$6.18
Granted	117,637	1.01	78,720	1.09
Canceled or forfeited	(49,107)	16.07	—	—
Stock options outstanding at end of period	424,826	2.66	356,296	5.06
Stock options exercisable at end of period	307,189	$3.29	277,576	$6.18

All options outstanding for the six months ended June 30, 2023, were issued under the 2013 Plan.  The weighted average remaining term for stock options outstanding as of June 30, 2023, is approximately 8.3 years.

As of June 30, 2023, the Company had less than $0.1 million of unrecognized compensation costs related to non-vested stock options that will be recognized over a period of approximately one year.

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

The following table summarizes RSU activity for the six months ended June 30, 2023 and 2022:

	June 30,		June 30,
	2023		2022
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	RSUs	Fair Value	RSUs	Fair Value
Unvested RSUs at beginning of period	1,207,872	$1.40	385,004	$3.18
Granted	1,461,812	1.00	1,148,003	1.16
Forfeited/Expired	(432,587)	1.67	(122,692)	3.09
Vested	(229,110)	1.25	(130,793)	2.61
Unvested RSUs at end of period	2,007,987	$1.05	1,279,522	$1.43

As of June 30, 2023, the Company had $1.2 million of unrecognized compensation costs related to non-vested restricted stock units that will be recognized over a period of approximately 2.5 years.

6. OTHER INCOME, NET

For the three and six months ended June 30, 2023, the Company had the following components within other income, net.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(thousands of dollars)	2023	2022	2023	2022
Other income:
Foreign exchange (loss) gain	$(10)	$3	$(27)	$3
Interest income	378	94	1,011	101
Other income (expense)	1	(6)	1	(6)
Total other income, net	$369	$91	$985	$98

7. EARNINGS PER SHARE

Basic and diluted loss per common share have been calculated based on the weighted-average shares outstanding during the period. Additionally, 2,432,813 potentially dilutive shares, comprised of unvested RSUs and outstanding stock options at the end of the period, were excluded from the calculation of earnings per share because the effect on the basic income per share would be anti-dilutive, as the Company had a net loss for the three and six months ended June 30, 2023.

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

On December 13, 2018, Westwater filed a Request for Arbitration against the Republic of Turkey before the International Centre for the Settlement of Investment Disputes (“ICSID”), pursuant to the Treaty between the United States of America and the Republic of Turkey concerning the Reciprocal Encouragement and Protection of Investments (the “Treaty”), seeking damages and other relief. The Request for Arbitration was filed as a result of the Republic of Turkey’s unlawful actions against the Company’s licenses for the Temrezli and Sefaatli uranium projects owned by Westwater’s Turkish subsidiary Adur Madencilik Limited Sirketi (“Adur”). Specifically, in June 2018, the Turkish government cancelled all of Adur’s exploration and operating licenses with retroactive effect, rendering Westwater’s investment in Adur effectively worthless. On March 3, 2023, the arbitral tribunal issued its final award in the proceeding. The tribunal agreed with Westwater that Westwater’s investment in Turkey was protected by the Treaty, and that Turkey’s cancellation of the Company’s licenses for the Temrezli and Sefaatli uranium projects owned by Adur amounted to an expropriation of Westwater’s investment in violation of Turkey’s obligations under the Treaty. The tribunal disagreed with Westwater’s projections of what its investment was worth and how much the investment would have returned if Turkey had not cancelled the licenses. The tribunal’s award requires Turkey to pay Westwater approximately $1.3 million in damages, approximately $3.7 million to reimburse Westwater for its fees, expenses and costs of the arbitration, and interest in an amount yet to be determined.

In Westwater’s arbitration proceeding against the Republic of Turkey, subsequent to the issuance of the tribunal’s decision on March 3, 2023, Westwater filed a Notice of Rectification on April 14, 2023. Turkey filed its response on May 19, 2023; Westwater filed its reply on June 2, 2023; and Turkey filed its rejoinder on June 14, 2023. The Notice of Rectification sought to correct an error in the tribunal’s calculation of the amount of the award. On July 27, 2023, the tribunal issued its decision, denied Westwater’s request for rectification, and awarded Turkey approximately $54 thousand for its costs.

As of June 30, 2023, Westwater has not recognized the tribunal’s award in its consolidated financial statements. Recognition of the tribunal’s award in Westwater’s consolidated financial statements occurs when and if collection is probable.

9. LEASES

The Company’s lease portfolio consists of an operating lease for the corporate office (the “office lease”) and other small operating and finance leases for office equipment in the Alabama office.  In May 2023, the office lease was extended for an additional three years, effective August 2023.  The Company accounted for the lease extension as a lease modification.  The agreement for the office lease includes an option to extend the lease for an additional three years, however, the renewal option and any option to terminate is not reasonably certain as of June 30, 2023. Under our office lease, a component of our payment is to cover our proportion of the building’s operating expenses.  Because these amounts are related to common area maintenance of the leased space, they are considered a non-lease component and are not included in the measurement of the right-of-use asset and related lease liability, but rather expensed in the period incurred.  The remaining lease terms for the office equipment leases ranges from 2.8 to 4.1 years.

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

The right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities were recognized at the commencement date of the lease based on the present value of lease payments over the lease term using discount rates that range from 3.00% to 12.00%.  These rates are either implicit within the lease contract or reflected at the Company’s estimated incremental borrowing rate at the lease commencement dates.

For equipment leases that contain a variable lease component, the variable payment is typically based upon the amount of use of the leased equipment.  For our office lease, the variable lease payment is based on the Company’s estimated portion of the total operating expenses of the building.

The components of lease cost are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(thousands of dollars)	2023	2022	2023	2022
Operating lease cost	$38	$39	$79	77
Finance lease cost
Amortization of right-of-use assets	1	—	5	—
Interest on lease liabilities	—	—	1	—
Total finance lease cost	1	—	6	—

Variable lease costs	8	5	11	7

Lease cost	$47	$44	$96	$84

Supplemental cash flow information related to the Company’s leases are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(thousands of dollars)	2023	2022	2023	2022
Cash paid for amounts included in lease liabilities:
Operating cash flows from operating leases	$35	$40	$77	$79
Operating cash flows from finance leases	$—	$—	$1	$—
Financing cash flows from finance leases	$1	$—	$5	$—

Weighted-average remaining lease term and discount rate for the Company’s operating lease are as follows:

	Operating Leases	Finance Leases
Weighted average remaining lease term (in years)	3.1	4.0

Weighted average discount rate	11.8%	3.0%

Maturities of lease liabilities for the Company’s leases is as follows:

Lease Payments by Year
(in thousands)	Operating Leases	Finance Leases
2023 (remainder of year)	$74	$3
2024	147	6
2025	150	6
2026	88	6
2027	—	3
Total lease payments	459	24
Less imputed interest	(68)	(1)
Total	$391	$23

As of June 30, 2023, the Company has $0.4 million in right-of-use assets and $0.4 million in related lease liabilities ($0.1 million of which is current). The most significant operating lease is for the Company’s corporate office in

Centennial, Colorado, with $0.4 million remaining in undiscounted cash payments through the end of the lease term in 2026.

As of June 30, 2023, the Company has entered into certain leases that have not yet commenced.  Each of the leases relate to equipment to be used at the Kellyton Graphite Plant and will commence in the second half of 2023 with lease terms of 5 years.  The net present value of such leases is $1.1 million.

10. INVENTORY

Inventory consisted of raw material of natural flake graphite concentrate provided by a third-party vendor totaling $4.2 million as of June 30, 2023.  The full amount of inventory is within the “Other long-term assets” line item on the Condensed Consolidated Balance Sheets.  The Company values the natural flake graphite concentrate at the lower of cost or net realizable value.  Net realizable value represents the estimated future sales price of the product based on current and long-term graphite prices, less the estimated costs to complete production and bring the product to sale. Write-downs of the natural flake graphite concentration to net realizable value are reported as a component of costs applicable to sales. The current portion of inventory is determined based on the expected amounts to be processed within the next 12 months and utilize the short-term metal price assumption in estimating net realizable value. Inventory not expected to be processed within the next 12 months is classified as non-current within other long-term assets and we utilize the long-term metal price assumption in estimating net realizable value. Costs are removed from raw materials using an average cost basis.  For the three and six months ended June 30, 2023, there were no write downs of the Company’s inventory.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and financial condition of Westwater for the three and six months ended June 30, 2023 has been prepared based on information available to us as of August 9, 2023. This discussion should be read in conjunction with the unaudited Interim Financial Statements and Notes thereto included herewith and the audited Consolidated Financial Statements of Westwater for the period ended December 31, 2022 and the related notes thereto included in our Annual Report, which were prepared in accordance with U.S. GAAP. This management’s discussion and analysis contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements” herein.

INTRODUCTION

Westwater Resources, Inc., originally incorporated in 1977, is an energy technology company focused on developing battery-grade natural graphite materials since its acquisition of Alabama Graphite in April 2018. Alabama Graphite holds mineral rights to explore and potentially mine the Coosa Graphite Deposit. During the first half of 2023, AGP continued construction activities related to Phase I of the Kellyton Graphite Plant. The Coosa Graphite Deposit is located near Rockford, Alabama.

RECENT DEVELOPMENTS

JDA with SK On

During the second quarter of 2023, the Company continued to make progress on the JDA with SK On, a leading electric vehicle battery manufacturer, supplying electric vehicle batteries to Ford, Hyundai, Volkswagen and others.  Under the JDA, the two companies are working together to develop environmentally responsible, high performance anode material customized for SK On batteries, and are actively negotiating another agreement that may allow for the sale of potentially all Coated Spherical Purified Graphite (“CSPG”) anode material from the Kellyton Graphite Processing Plant to SK On.

Recent Letter of Intent

Westwater continues to engage with other potential customers and on June 7, 2023, the Company announced the execution of a letter of intent (“LOI”) with Dainen Material Co., Ltd. (“Dainen”) for the supply and purchase of CSPG. Dainen offers high-performance, natural graphite anode materials to leading Japanese manufacturers of automotive lithium-ion batteries. If the parties are able to come to terms on an agreement, Westwater would supply CSPG to Dainen from the Kellyton Graphite Plant.

Kellyton Graphite Plant – Construction Update

During the second quarter of 2023, the Company continued construction activities related to Phase I of its Kellyton Graphite Plant, including receipt of additional long-lead equipment components, erection of five (out of six) processing buildings, and installation of overhead cranes within certain buildings ahead of equipment installation. During the second quarter and through the date of this Form 10-Q, the Company constructed and is currently operating its research and development laboratory (“R&D Lab”).  The R&D Lab allows Westwater to continue product development and optimization under the JDA, to perform additional quality control tests, and affords greater flexibility to optimize future samples in accordance with customer specifications.  Further, in August, Westwater began installing spheronizers and shaping mills in its shaping building.

In response to increasing customer demand and market conditions, the Company has completed an optimization study of the original definitive feasibility study for Phase I of the Kellyton Graphite Plant to increase the expected throughput production for Phase I of the Kellyton Graphite Plant.  As a result of this optimization study, the Company expects throughput production capacity for Phase I of the Kellyton Graphite Plant of 16,000 metric tons (or mt) per year, and expects CSPG production of 7,500 mt per year.  The Company estimates the total costs for Phase I construction to be approximately $271 million.  Since inception of the project, and inclusive of liabilities at June 30, 2023, the Company has incurred capital costs of approximately $110.3 million to construct Phase I of the Kellyton Graphite Plant.  While the Company has continued construction activities related to Phase I of the Kellyton Graphite Plant during the second quarter, Westwater has reduced the level of construction activity from anticipated levels, including adjusting the timing of future work, until the requisite additional funding needed to complete Phase I of the Kellyton Graphite Plant is in place to best allocate our use of cash.

Coosa Graphite Deposit

Through its wholly owned subsidiary, Alabama Graphite, Westwater holds mineral rights across 41,965 acres of the Alabama graphite belt in Coosa County, Alabama.  During the second quarter, Westwater began a preliminary economic assessment (“PEA”) for the Coosa Graphite Deposit.  The PEA will expand on the Technical Report Summary (“TRS”) that was prepared as an initial assessment in accordance with S-K 1300 and filed with the SEC on Form 8-K on December 6, 2022. The PEA will include an economic assessment based on the TRS and an initial mine plan. Westwater expects to complete and disclose the results of the PEA in the fourth quarter of 2023.

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

On April 12, 2023, the U.S. Environmental Protection Agency (the “EPA”) announced new proposed federal vehicle emissions standards that will accelerate the ongoing transition to a clean vehicle future. The proposed standards align with commitments made by automakers and U.S. states as they plan to accelerate adoption of clean vehicle technologies in the light- and medium-duty fleets in the next 10 to 15 years. Under the proposed light-duty vehicle standards, the EPA will require increasingly stringent greenhouse gas standards, which by model year 2032 would result in an industry-wide average target of 82 grams of carbon dioxide created per mile traveled. This represents a 56 percent decrease from the model year 2026 standard set in 2021. For medium-duty vehicles, the EPA is proposing a target of 275 grams of carbon dioxide created per mile traveled by model year 2032, which would represent a 44 percent reduction compared to the model year 2026 standard. Car and truck companies are moving to include electric vehicles as an integral and growing part of current and future product lines, leading to an increasing variety of clean vehicles for consumers.

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

Westwater has supported, and will continue to support, the efforts by the relevant United States governmental agencies, the State of Alabama and local municipalities to ensure that they remain aware of the importance of natural battery-grade graphite, its importance to the nation’s security, and how the Kellyton Graphite Plant and the Coosa Graphite Deposit fit into the critical minerals-equation.

Equity Financings

Capital Raises during three and six months ended June 30, 2023

During the three and six months ended June 30, 2023 the Company sold 0.8 million and 2.3 million shares of common stock for net proceeds of $0.7 million and $2.2 million, respectively, pursuant to the ATM Offering Agreement and 0.9 million shares of common stock for net proceeds of $0.8 million pursuant to the 2020 Lincoln Park PA, resulting in a cash balance of approximately $17.3 million at June 30, 2023.

See Note 4 to the Interim Financial Statements for additional information.

RESULTS OF OPERATIONS

Summary

Our net loss for the three months ended June 30, 2023, was $3.6 million, or $0.07 per share, as compared with a net loss of $3.2 million, or $0.07 per share for the same period in 2022. The $0.4 million increase in our net loss from the prior year period was due primarily to higher product development costs during the period; partially offset by higher interest income earned on our cash balance.

Our net loss for the six months ended June 30, 2023, was $6.0 million, or $0.12 per share, as compared with a net loss of $6.0 million, or $0.14 per share for the same period in 2022.  The Company’s net loss position remained flat despite higher costs related to product development and general and administrative expenses as a result of the Company earning more interest income on its cash balance during the period.

Product Development Expenses

Product development expenses for the three and six months ended June 30, 2023, were $1.2 million and $1.7 million, respectively, an increase of $0.8 million and $1.1 million compared to the same periods in 2022, respectively. Higher product development costs for the three and six months ended June 30, 2023, compared to the same periods in 2022, are due primarily to additional sample production of battery-grade natural graphite products for evaluation by potential customers and work being performed under the JDA.  As the Company works with SK On under the JDA and engages with other potential customers, additional samples are required to be prepared, and in some cases, in larger quantities for evaluation and testing by potential customers.

Exploration Expenses

Exploration expenses for each of the three and six months ended June 30, 2023 were $0.1 million, a decrease of $0.1 million and $0.3 million compared to the same periods in 2022, respectively. These decreases are due to the Company completing its initial drilling program related to the Coosa Graphite Deposit in April 2022.

General and Administrative Expenses

General and administrative expense for the three months ended June 30, 2023 remained flat compared to the same quarter in 2022.  For the six months ended June 30, 2023, general and administrative expenses increased by $0.2 million compared to the same period in 2022, due primarily to higher personnel costs that include approximately $0.3 million for severance charges related to the departure of the Company’s former Chief Executive Officer in January 2023.

Arbitration Costs

During the three months ended June 30, 2023 and 2022, the Company did not incur any arbitration costs. During the six months ended June 30, 2023, the Company did not incur any arbitration costs compared to $0.1 million in the same period in 2022.

On December 13, 2018, Westwater filed a Request for Arbitration against the Republic of Turkey before the International Centre for the Settlement of Investment Disputes (“ICSID”), pursuant to the Treaty between the United States of America and the Republic of Turkey concerning, the Reciprocal Encouragement and Protection of Investments (the “Treaty”), seeking damages and other relief. The Request for Arbitration was filed as a result of the Republic of Turkey’s unlawful actions against the Company’s licenses for the Temrezli and Sefaatli uranium projects owned by Westwater’s Turkish subsidiary Adur Madencilik Limited Sirketi (“Adur”). Specifically, in June 2018, the Turkish government cancelled all of Adur’s exploration and operating licenses with retroactive effect, rendering Westwater’s investment in Adur effectively worthless. On March 3, 2023, the arbitral tribunal issued its final award in the proceeding. The tribunal agreed with Westwater that Westwater’s investment in Turkey was protected by the Treaty, and that Turkey’s cancellation of the Company’s licenses for the Temrezli and Sefaatli uranium projects owned by Adur amounted to an expropriation of  Westwater’s investment in violation of Turkey’s obligations under the Treaty. The tribunal disagreed with Westwater’s projections of what its investment was worth and how much the investment would have returned if Turkey had not cancelled the licenses. The tribunal’s award requires Turkey to pay Westwater a total of approximately $1.3 million in damages, to reimburse Westwater for its fees, expenses and costs of the arbitration amounting to approximately $3.7 million, and to pay interest in an amount yet to be determined.

In Westwater’s arbitration proceeding against the Republic of Turkey, subsequent to the issuance of the tribunal’s decision on March 3, 2023, Westwater filed a Notice of Rectification on April 14, 2023. Turkey filed its response on May 19, 2023; Westwater filed its reply on June 2, 2023; and Turkey filed its rejoinder on June 14, 2023. The Notice of Rectification sought to correct an error in the tribunal’s calculation of the amount of the award. On July 27, 2023, the tribunal issued its decision, denied Westwater’s request for rectification, and awarded Turkey approximately $54 thousand for its costs.

As of June 30, 2023, Westwater has not recognized the tribunal’s award in its consolidated financial statements. Recognition of the tribunal’s award in Westwater’s consolidated financial statements occurs when and if collection is probable.

Other Income

Other income for the three and six months ended June 30, 2023, increased by $0.3 million and $0.9 million, respectively, compared to the same periods in 2022, due to higher interest rates resulting in higher interest income on our cash accounts.

FINANCIAL POSITION

Operating Activities

Net cash used in operating activities of $8.9 million for the six months ended June 30, 2023, represents an increase of $3.0 million compared to the same period in 2022. The increase in cash used in operating activities was due to an increase in other long-term assets of $2.5 million primarily related to purchases of raw material inventory, higher product development expenses of $1.1 million, and higher general and administrative expenses of $0.2 million. These increases were partially offset by higher interest income of $0.9 million earned on the Company’s cash balance.

Investing Activities

Net cash used in investing activities increased by $27.0 million for the six months ended June 30, 2023, as compared to the same period in 2022. The increase was a result of higher capital expenditures related to the construction of Phase I of the Kellyton Graphite Plant, which began construction related activities in December 2021. The capital expenditures in the first six months of 2023 included equipment and component purchases, engineering costs, erection of five processing buildings and installation of overhead cranes within certain buildings ahead of equipment installation.  The Company also continued engineering related to the Phase I optimization and construction of the R&D Lab.  During the same period in 2022, activity included earthwork and site grading, which was completed in July 2022, and progress payments related to long-lead equipment items, detailed design engineering and project management activities.

Financing Activities

Net cash provided by financing activities was $2.9 million for the six months ended June 30, 2023, comprised of sales of common stock through the Company’s ATM Offering Agreement and 2020 Lincoln Park PA. Net cash provided by financing activities for the same period in 2022 was $24.5 million. The $21.6 million decrease was primarily due to lower sales activity under the ATM Offering Agreement during the first six months of 2023 compared to the same period in 2022.

LIQUIDITY AND CAPITAL RESOURCES

Since 2009, the Company has relied on equity financings, debt financings and asset sales to fund its operations. During the six months ended June 30, 2023, the Company continued construction activities related to the Kellyton Graphite Plant. However, while the Company has continued certain construction activities related to Phase I of the Kellyton Graphite Plant, those activities have been reduced from anticipated levels until the requisite additional funding needed to complete Phase I of the Kellyton Graphite Plant is in place to best allocate our use of cash. The Company’s construction related contracts include termination provisions at the Company’s election that do not obligate the Company to make payments beyond what is incurred by the third-party service provider through the date of such termination. In its going concern analysis, the Company considered construction activity and related costs through the date that the Interim Financial Statements were issued, and the Company’s planned non-discretionary expenditures for one year past the issue date of these Interim Financial Statements, which, in the aggregate, exceed the cash on hand as of the date of these Interim Financial Statements, excluding external funding opportunities and the Company’s current equity facilities.

On June 30, 2023, the Company’s cash balance was approximately $17.3 million. During the three and six months ended June 30, 2023, the Company sold 1.7 million and 3.2 million shares of common stock for net proceeds of $1.5 million and $3.0 million, pursuant to the ATM Offering Agreement and 2020 Lincoln Park PA. As of June 30, 2023, the Company may offer and sell shares of its common stock having an aggregate offering price of up to approximately $18.6 million under the ATM Offering Agreement and has 8.8 million shares of common stock available for future sales pursuant to the 2020 Lincoln Park PA.

The Company has historically relied and expects to continue to rely, on debt and equity financing to fund its operations and business plan until operations commence at the Kellyton Graphite Plant. Along with evaluating the continued use of the ATM Offering Agreement and the 2020 Lincoln Park PA, the Company is considering other forms of project financing to fund the construction of the Kellyton Graphite Plant, including both Phase I and Phase II.  The alternative sources of project financing could include, but are not limited to, project debt, convertible debt, or pursuing a partnership or joint venture. If funds are not available to fund the construction of Phase I of the Kellyton Graphite Plant under the  Company’s financing facilities or through alternative financing sources, the Company may be required to reduce or severely curtail operations, change its planned business development strategies related to the Coosa Graphite Deposit and Phase I of the Kellyton Graphite Plant, alter the construction and commissioning timeline of Phase I of the Kellyton Graphite Plant, or put the construction of Phase I on hold until additional funding is obtained. If the Company is required to abandon construction and development or alter its intended long-term plans related the Kellyton Graphite Plant, the Company could be required to evaluate the recoverability of its long-lived assets.

While the Company has utilized its equity facilities to advance its business plan and has been successful in the past raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company. Recent declines in the equity and debt capital markets, rising interest rates, inflation and generally uncertain economic conditions could significantly impact the Company’s ability to access the necessary funding to advance its business plan. Further, on March 13, 2023, the Company filed a prospectus supplement to the Registration Statement and as a result, the Company’s access to the available capacity under the Registration Statement is now subject to General Instructions I.B.6 of Form S-3, which limits the amounts that the Company may sell under the Registration Statement. As of June 30, 2023, after giving effect to these limitations and the current public float of our common stock, and after giving effect to the terms of the ATM Offering Agreement, we currently may offer and sell shares of our common stock having an aggregate offering price of up to approximately $18.6 million under the ATM Offering Agreement, which amount is in addition to the shares of common stock that we have sold to date in accordance with the ATM Offering Agreement under the Registration Statement and prospectus supplements thereto.  If our public float increases such that we may sell additional amounts under the ATM Offering Agreement and the Registration Statement, we will file another prospectus supplement prior to making additional sales.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023.

Changes in Internal Controls

The Company completed the first phase of our initiative to improve our enterprise resource planning (“ERP”) system. The completion of the first phase enhanced our internal control over financial reporting due to increased automation. We are monitoring our internal control over financial reporting for effectiveness throughout the transition.

Except for our continuous monitoring of the new ERP system, as described above, there were no changes in our internal control over financial reporting during the six months ended June 30, 2023 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3, “Legal Proceedings,” in our Annual Report. There have been no material changes to the legal proceedings previously disclosed in the Annual Report with one exception.  In Westwater’s arbitration proceeding against the Republic of Turkey, subsequent to the issuance of the tribunal’s decision on March 3, 2023, Westwater filed a Notice of Rectification on April 14, 2023. Turkey filed its response on May 19, 2023; Westwater filed its reply on June 2, 2023; and Turkey filed its rejoinder on June 14, 2023. The Notice of Rectification sought to correct an error in the tribunal’s calculation of the amount of the award. On July 27, 2023, the tribunal issued its decision, denied Westwater’s request for rectification, and awarded Turkey approximately $54 thousand for its costs.

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

WESTWATER RESOURCES, INC.

Dated: August 14, 2023	By:	/s/ Frank Bakker
Frank Bakker
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2023	By:	/s/ Steven M. Cates
Steven M. Cates
Chief Financial Officer and Senior Vice President - Finance (Principal Financial Officer and Principal Accounting Officer)