Form 10-Q
period 2023-09-30
WESTWATER RESOURCES, INC.
filed 2023-11-14
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	54,835,885 as of November 14, 2023

WESTWATER RESOURCES, INC.

DEFINITIONS

When used in this Form 10-Q, the following terms have the meaning indicated.

Term	Meaning
AGP	Alabama Graphite Products, LLC, an Alabama limited liability company and wholly owned subsidiary of Westwater Resources.
Alabama Graphite	Alabama Graphite Company, Inc., an Alabama corporation and wholly owned subsidiary of Westwater Resources.
Annual Report	Westwater Resources, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022.
ASC	FASB Accounting Standards Codification.
ASU	FASB Accounting Standards Update.
ATM Offering Agreement	Controlled Equity Offering Sale Agreement between Westwater Resources and Cantor Fitzgerald & Co. dated April 14, 2017.
Cantor	Cantor Fitzgerald & Co.
Coosa Graphite Deposit	The Company’s graphite mineral deposit located near Rockford, Alabama.
EU Critical Raw Minerals List	The list of raw materials that are crucial to the economy of the European Union published by the European Commission.
FASB	The Financial Accounting Standards Board.
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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands of dollars, except share amounts)

(unaudited)

	September 30,	December 31,
	2023	2022
ASSETS

Current Assets:
Cash and cash equivalents	$11,736	$75,196
Prepaid and other current assets	422	892
Total Current Assets	12,158	76,088

Property, plant and equipment, at cost:
Property, plant and equipment	130,368	90,335
Less: Accumulated depreciation	(413)	(257)
Net property, plant and equipment	129,955	90,078
Operating lease right-of-use assets	364	87
Finance lease right-of-use assets	21	—
Other long-term assets	5,017	2,155
Total Assets	$147,515	$168,408

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$6,397	$23,008
Accrued liabilities	2,424	1,963
Operating lease liability, current	113	91
Finance lease liability, current	5	—
Total Current Liabilities	8,939	25,062

Operating lease liability, net of current	251	—
Finance lease liability, net of current	16	—
Other long-term liabilities	1,378	1,378
Total Liabilities	10,584	26,440

Commitments and Contingencies (see note 8)

Stockholders’ Equity:
Common stock, 100,000,000 shares authorized, $0.001 par value
Issued shares - 53,382,813 and 48,405,543, respectively
Outstanding shares - 53,382,652 and 48,405,382, respectively	53	48
Paid-in capital	499,952	495,456
Accumulated deficit	(362,816)	(353,278)
Less: Treasury stock (161 shares), at cost	(258)	(258)
Total Stockholders’ Equity	136,931	141,968

Total Liabilities and Stockholders’ Equity	$147,515	$168,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in thousands of dollars, except share and per share amounts)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating Expenses:
Product development expenses	$(979)	$(257)	$(2,678)	$(857)
Exploration expenses	(145)	(235)	(260)	(644)
General and administrative expenses	(2,499)	(2,611)	(7,572)	(7,466)
Arbitration costs	—	—	—	(142)
Mineral property expenses	(12)	(11)	(18)	(18)
Depreciation and amortization	(56)	(43)	(163)	(99)
Total operating expenses	(3,691)	(3,157)	(10,691)	(9,226)

Non-Operating Income:
Other income (expense), net	169	(296)	1,153	(191)
Total other income (expense)	169	(296)	1,153	(191)

Net Loss	$(3,522)	$(3,453)	$(9,538)	$(9,417)

BASIC AND DILUTED LOSS PER SHARE	$(0.07)	$(0.07)	$(0.19)	$(0.21)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	52,989,857	47,462,656	51,197,516	43,807,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in thousands of dollars)

(unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Operating Activities:
Net loss	$(9,538)	$(9,417)
Reconciliation of net loss to cash used in operations:
Non-cash lease expense	100	103
Depreciation and amortization	163	99
Stock compensation expense	475	703
Effect of changes in operating working capital items:
Increase in other long-term assets	(2,862)	—
Decrease (increase) in prepaids and other current assets	470	(196)
(Decrease) increase in payables and accrued liabilities	(995)	119
Net Cash Used In Operating Activities	(12,187)	(8,589)

Investing Activities:
Capital expenditures	(55,292)	(31,968)
Net Cash Used In Investing Activities	(55,292)	(31,968)

Financing Activities:
Issuance of common stock, net	4,130	25,604
Payment of minimum withholding taxes on net share settlements of equity awards	(104)	(32)
Payments on finance lease liabilities	(7)	—
Net Cash Provided By Financing Activities	4,019	25,572

Net decrease in Cash and Cash Equivalents	(63,460)	(14,985)
Cash and Cash Equivalents, Beginning of Period	75,196	115,293
Cash and Cash Equivalents, End of Period	$11,736	$100,308

Supplemental Cash Flow Information
Non-cash right-of-use asset obtained in exchange for operating lease liability	377	—
Non-cash right-of-use asset obtained in exchange for finance lease liability	28	—
Accrued capital expenditures (at end of period)	5,810	16,028
Total Supplemental Cash Flow Information	$6,215	$16,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(expressed in thousands of dollars, except share amounts)

(unaudited)

Nine months ended September 30, 2023	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances, December 31, 2022	48,405,543	$48	$495,456	$(353,278)	$(258)	$141,968
Net loss	—	—	—	(9,538)	—	(9,538)
Common stock issued, net of issuance costs	4,594,981	5	4,125	—	—	4,130
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	382,289	—	475	—	—	475
Minimum withholding taxes on net share settlements of equity awards	—	—	(104)	—	—	(104)
Balances, September 30, 2023	53,382,813	$53	$499,952	$(362,816)	$(258)	$136,931

Three months ended September 30, 2023

Balances, June 30, 2023	51,945,902	$52	$498,449	$(359,294)	$(258)	$138,949
Net loss	—	—	—	(3,522)	—	(3,522)
Common stock issued, net of issuance costs	1,436,911	1	1,149	—	—	1,150
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	—	—	354	—	—	354
Balances, September 30, 2023	53,382,813	$53	$499,952	$(362,816)	$(258)	$136,931

Nine months ended September 30, 2022	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances, December 31, 2021	35,279,724	$35	$468,578	$(342,157)	$(258)	$126,198
Net loss	—	—	—	(9,417)	—	(9,417)
Common stock issued, net of issuance costs	12,619,147	13	25,591	—	—	25,604
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	167,972	—	703	—	—	703
Minimum withholding taxes on net share settlements of equity awards	—	—	(32)	—	—	(32)
Balances, September 30, 2022	48,066,843	$48	$494,840	$(351,574)	$(258)	$143,056

Three months ended September 30, 2022

Balances, June 30, 2022	47,218,863	$47	$493,445	$(348,121)	$(258)	$145,113
Net loss	—	—	—	(3,453)	—	(3,453)
Common stock issued, net of issuance costs	796,781	1	1,062	—	—	1,063
Stock compensation expense and related share issuances, net of shares withheld for the payment of taxes	51,199	—	333	—	—	333
Balances, September 30, 2022	48,066,843	$48	$494,840	$(351,574)	$(258)	$143,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements (the “Interim Financial Statements”) for Westwater Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying Interim Financial Statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. The Interim Financial Statements are unaudited. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2023.

Reclassification

Certain amounts of non-cash lease expense within the Operating Activities section of the Condensed Consolidated Statement of Cash Flows as of September 30, 2022 have been reclassified to conform to the September 30, 2023 presentation. These reclassifications did not result in any changes in the net cash used in operating activities, net loss or changes in stockholders’ equity for the three and nine months ended September 30, 2023.

Significant Accounting Policies

Significant accounting policies are detailed in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements within our Annual Report.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” which is effective for interim and annual periods beginning after December 15,2022. ASU 2016-13 changed how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies are required to estimate lifetime expected credit losses and recognize an allowance against the related instruments. For available for sale debt securities, companies are required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. This update results in earlier recognition of losses and impairments. The adoption of ASU 2016-13 did not result in a material impact to our Interim Financial Statements.

In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to ASC 326, Financial Instruments – Credit Losses,” which is effective for interim and annual periods beginning after December 15, 2022, and clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases are accounted for in accordance with ASC 842, Leases. The adoption of ASU 2018-19 did not result in a material impact to our Interim Financial Statements.

In July 2023, the FASB issued ASU 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement – Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation – Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 – General Revision of Regulation S-X: Income or Loss Applicable to Common Stock.”  These updates were immediately effective and did not have a material impact on our Interim Financial Statements.

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

Management considered the following events and conditions in its going concern analysis. The Company last recorded revenues from operations in 2009. Since 2009, the Company has relied on equity financings, debt financings and asset sales to fund its operations. During the quarter ended September 30, 2023, and through the date that these Interim Financial Statements were issued, the Company continued construction activities related to the Kellyton Graphite Plant. However, while the Company has continued certain construction activities related to Phase I of the Kellyton Graphite Plant, those activities have been reduced from anticipated levels until the requisite additional funding needed to complete Phase I of the Kellyton Graphite Plant is in place. The Company’s construction-related contracts include termination provisions at the Company’s election that do not obligate the Company to make payments beyond what is incurred by the third-party service provider through the date of such termination.  In its going concern analysis, the Company considered construction activity and related costs through the date that the Interim Financial Statements were issued, and the Company’s planned non-discretionary expenditures for one year past the issue date of these Interim Financial Statements, which, in the aggregate, exceed the cash on hand as of the date of these Interim Financial Statements, excluding external funding opportunities and the Company’s current equity facilities.

On September 30, 2023, the Company’s cash balance was approximately $11.7 million. During the nine months ended September 30, 2023, the Company sold 4.6 million shares of common stock for net proceeds of $4.1 million pursuant to the ATM Offering Agreement and 2020 Lincoln Park PA (see Note 4).

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

While the Company has utilized its equity facilities to advance its business plan and has been successful in the past raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available in amounts sufficient to meet the needs of, or on terms acceptable to, the Company. Recent declines in the equity and debt capital markets, high interest rates, inflation, generally uncertain economic conditions and unstable geopolitical conditions could significantly impact the Company’s ability to access the necessary funding to advance its business plan.  Further, on March 13, 2023, the Company filed a prospectus supplement to its existing shelf registration statement on Form S-3 (the “Registration Statement”) and as a result, the Company’s access to the available capacity under the Registration Statement, is now subject to General Instruction I.B.6 of Form S-3, which limits the amount that the Company may sell under the Registration Statement. As of September 30, 2023, after giving effect to these limitations and the current public float of our common stock, and after giving effect to the terms of the ATM Offering Agreement, we currently may offer and sell shares of our common stock having an aggregate offering price of up to approximately $17.3 million under the ATM Offering Agreement, which amount is in addition to the shares of common stock that we have sold to date in accordance with the ATM Offering Agreement under the Registration Statement and prospectus supplements thereto. If our public float increases such that we may sell additional amounts under the ATM Offering Agreement and the Registration Statement, we will file another prospectus supplement prior to making additional sales.

When considering the above events and conditions in the aggregate, the Company believes such events and conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that these Interim Financial Statements were issued.

3. PROPERTY, PLANT AND EQUIPMENT

	Net Book Value of Property, Plant and Equipment at September 30, 2023
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Other property, plant and equipment	5,742	19	5,761
Construction in progress	115,222	—	115,222
Total	$129,936	$19	$129,955

	Net Book Value of Property, Plant and Equipment at December 31, 2022
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Other property, plant and equipment	5,745	24	5,769
Construction in progress	75,337	—	75,337
Total	$90,054	$24	$90,078

Construction in Progress

Construction in progress represents assets that are not ready for service or are in the construction stage. Assets are depreciated based on the estimated useful life of the asset once it is placed in service.

Impairment of Property, Plant and Equipment

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. For the nine months ended September 30, 2023, no events or changes in circumstance are believed to have impacted recoverability of the Company’s long-lived assets. Accordingly, it was determined that no interim impairment was necessary.  As discussed in Note 2, if the Company is required to abandon construction and development or alter its intended long-term plans related to the Kellyton Graphite Plant, the Company could be required to evaluate the recoverability of its long-lived assets.

4. COMMON STOCK

Common Stock Issued, Net of Issuance Costs

December 2020 Purchase Agreement with Lincoln Park Capital Fund, LLC

On December 4, 2020, the Company entered into the 2020 Lincoln Park PA with Lincoln Park to place up to either $100.0 million or 16.0 million shares in the aggregate of the Company’s common stock on an ongoing basis over a term of 36 months. The Company controls the timing and amount of any sales to Lincoln Park, and Lincoln Park is obligated to make purchases in accordance with the 2020 Lincoln Park PA. Any common stock that is sold to Lincoln Park will occur at a purchase price that is based on an agreed upon fixed discount to the Company’s prevailing market prices at the time of each sale and with no upper limits on the price Lincoln Park may pay to purchase common stock. The Lincoln Park PA may be terminated by the Company at any time, in its sole discretion, without any additional cost or penalty.

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

Since inception and through September 30, 2023, the Company has sold 7.1 million shares of common stock to Lincoln Park pursuant to the 2020 Lincoln Park PA.

During the three months ended September 30, 2023, the Company did not sell any shares of common stock pursuant to the 2020 Lincoln Park PA.  During the nine months ended September 30, 2023, the Company sold 0.9 million shares of common stock for net proceeds of $0.8 million pursuant to the 2020 Lincoln Park PA.  During the three and nine months ended September 30, 2022, the Company did not sell any shares of common stock pursuant to the 2020 Lincoln Park PA.

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

During the three and nine months ended September 30, 2023, the Company sold 1.4 million and 3.7 million shares of common stock for net proceeds of $1.2 million and $3.3 million, respectively, pursuant to the ATM Offering Agreement.  The Company sold 0.8 million and 12.6 million shares of common stock for net proceeds of $1.1 million and $25.6 million, respectively, pursuant to the ATM Offering Agreement for the three and nine months ended September 30, 2022.

Sales made under the ATM Offering Agreement are made pursuant to the prospectus supplement filed March 13, 2023 which amends and supplements the prospectus supplement filed pursuant to Rule 424(b)(5), which registered for sale up to a total of $50.0 million of the Company’s common stock, which was filed on August 20, 2021 as a takedown off the Company’s Registration Statement, which was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on July 8, 2021.  The Company is subject to General Instruction I.B.6 of Form S-3, which limits the amount that we may sell under the Registration Statement. After giving effect to these limitations and the current public float of our common stock, and after giving effect to the terms of the ATM Offering Agreement, we currently may offer and sell shares of our common stock having an aggregate offering price of up to approximately $17.3 million under the ATM Offering Agreement, which amount is in addition to the shares of common stock that we have sold to date in accordance with the ATM Offering Agreement under the Registration Statement and prospectus supplements thereto. If our public float increases such that we may sell additional amounts under the ATM Offering Agreement and the Registration Statement, we will file another prospectus supplement prior to making additional sales.

As of September 30, 2023, the Company has received total gross proceeds of $32.6 million under the ATM Offering Agreement.  Of the total gross proceeds received, $1.9 million has been received while the Company has been subject to General Instruction I.B.6 of Form S-3 discussed above.

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

Under the 2013 Plan, the Company may grant awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to eligible persons. Equity awards under the 2013 Plan are granted from time to time at the discretion of the Compensation Committee of the Board (the “Committee”), with vesting periods and other terms as determined by the Committee with a maximum term of 10 years. The 2013 Plan is administered by the Committee, which can delegate the administration to the Board, other committees or to such other officers and employees of the Company as designated by the Committee and permitted by the 2013 Plan. As of September 30, 2023, 602,629 shares were available for future issuances under the 2013 Plan.

The Inducement Plan provides for the grant of equity-based awards, including restricted stock units, restricted stock, performance shares and performance units. Under the Inducement Plan, the Company may grant equity awards for the sole purpose of recruiting and hiring new employees.  As of September 30, 2023, 114,429 shares were available for future issuances under the Inducement Plan.

The Company has elected to account for forfeitures as they occur rather than estimating forfeitures.  Expense associated with an award that is forfeited prior to vesting will be reversed accordingly.  For the three and nine months ended September 30, 2023 the Company recorded stock-based compensation expense of $0.4 million and $0.5 million, respectively, compared to $0.3 million and $0.7 million, respectively, for the same periods in 2022.  Stock compensation expense is recorded in general and administrative expenses.

Stock Options

Stock options are valued using the Black-Scholes option pricing model on the date of grant. The Company accounts for forfeitures upon occurrence.

The following table summarize stock options outstanding and changes for the nine months ended September 30, 2023:

	September 30, 2023		September 30, 2022
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Stock options outstanding at beginning of period	356,296	$5.06	277,576	$6.18
Granted	117,637	1.01	78,720	1.09
Canceled or forfeited	(49,107)	16.07	—	—
Stock options outstanding at end of period	424,826	2.66	356,296	5.06
Stock options exercisable at end of period	307,189	$3.29	277,576	$6.18

All options outstanding for the nine months ended September 30, 2023, were issued under the 2013 Plan.  The weighted average remaining term for stock options outstanding as of September 30, 2023, is approximately 8.0 years.

As of September 30, 2023, the Company had less than $0.1 million of unrecognized compensation costs related to non-vested stock options that will be recognized over a period of approximately nine months.

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

The following table summarizes RSU activity for the nine months ended September 30, 2023 and 2022:

	September 30,		September 30,
	2023		2022
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	RSUs	Fair Value	RSUs	Fair Value
Unvested RSUs at beginning of period	1,207,872	$1.40	385,004	$3.18
Granted	1,473,716	1.00	1,168,003	1.16
Forfeited/Expired	(432,587)	1.67	(225,091)	2.39
Vested	(491,770)	1.16	(181,991)	2.31
Unvested RSUs at end of period	1,757,231	$1.05	1,145,925	$1.42

As of September 30, 2023, the Company had $0.9 million of unrecognized compensation costs related to non-vested restricted stock units that will be recognized over a period of approximately 2.25 years.

6. OTHER INCOME (EXPENSE), NET

For the three and nine months ended September 30, 2023, the Company had the following components within other income (expense), net.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(thousands of dollars)	2023	2022	2023	2022
Other income (expense):
Foreign exchange loss	$(18)	$(649)	$(45)	$(645)
Interest income	200	352	1,211	453
Other income (expense)	(13)	1	(13)	1
Total other income (expense), net	$169	$(296)	$1,153	$(191)

7. EARNINGS PER SHARE

Basic and diluted loss per common share have been calculated based on the weighted-average shares outstanding during the period. Additionally, 2,182,057 potentially dilutive shares, comprised of unvested RSUs and outstanding stock options at the end of the period, were excluded from the calculation of earnings per share because the effect on the basic income per share would be anti-dilutive, as the Company had a net loss for the three and nine months ended September 30, 2023.

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

As of September 30, 2023, Westwater has not recognized the tribunal’s award in its consolidated financial statements. Recognition of the tribunal’s award in Westwater’s consolidated financial statements occurs when and if collection is probable.

9. LEASES

The Company’s lease portfolio consists of an operating lease for the corporate office (the “office lease”) and other small operating and finance leases for office equipment in the Alabama office.  In May 2023, the office lease was extended for an additional three years, effective August 2023.  The Company accounted for the lease extension as a lease modification.  The office lease includes an option to extend the lease term for an additional three years, however, the renewal option and any option to terminate is not reasonably certain as of September 30, 2023. Under our office lease, a component of our payment is to cover our proportion of the building’s operating expenses.  Because these amounts are related to common area maintenance of the leased space, they are considered a non-lease component and are not included in the measurement of the right-of-use asset and related lease liability, but rather expensed in the period incurred.  The remaining lease terms for the office equipment leases ranges from 2.6 to 3.8 years.

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

The components of lease cost are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(thousands of dollars)	2023	2022	2023	2022
Operating lease cost	$38	$38	$117	115
Finance lease cost
Amortization of right-of-use assets	1	—	7	—
Interest on lease liabilities	—	—	1	—
Total finance lease cost	1	—	8	—

Variable lease costs	5	3	16	10

Lease cost	$44	$41	$141	$125

Supplemental cash flow information related to the Company’s leases are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(thousands of dollars)	2023	2022	2023	2022
Cash paid for amounts included in lease liabilities:
Operating cash flows from operating leases	$29	$40	$105	$115
Operating cash flows from finance leases	$—	$—	$1	$—
Financing cash flows from finance leases	$—	$—	$7	$—

Weighted-average remaining lease term and discount rate for the Company’s operating lease are as follows:

	Operating Leases	Finance Leases
Weighted average remaining lease term (in years)	2.8	3.8

Weighted average discount rate	11.8%	3.0%

Maturities of lease liabilities for the Company’s leases is as follows:

Lease Payments by Year
(in thousands)	Operating Leases	Finance Leases
2023 (remainder of year)	$37	$2
2024	147	6
2025	150	6
2026	88	6
2027	—	3
Total lease payments	422	23
Less imputed interest	(58)	(2)
Total	$364	$21

As of September 30, 2023, the Company has $0.4 million in right-of-use assets and $0.4 million in related lease liabilities ($0.1 million of which is current). The most significant operating lease is for the Company’s corporate office in

Centennial, Colorado, with $0.4 million remaining in undiscounted cash payments through the end of the lease term in 2026.

As of September 30, 2023, the Company has entered into certain leases that have not yet commenced.  Each of the leases relate to equipment to be used at the Kellyton Graphite Plant and will commence in the last quarter of 2023 with lease terms of 5 years.  The net present value of such leases is $1.1 million.

10. INVENTORY

Inventory consisted of raw material of natural flake graphite concentrate provided by a third-party vendor totaling $4.6 million as of September 30, 2023.  The full amount of inventory is within the “Other long-term assets” line item on the Condensed Consolidated Balance Sheets.  The Company values the natural flake graphite concentrate at the lower of cost or net realizable value.  Net realizable value represents the estimated future sales price of the product based on current and long-term graphite prices, less the estimated costs to complete production and bring the product to sale. Write-downs of the natural flake graphite concentration to net realizable value are reported as a component of costs applicable to sales. The current portion of inventory is determined based on the expected amounts to be processed within the next 12 months and utilize the short-term metal price assumption in estimating net realizable value. Inventory not expected to be processed within the next 12 months is classified as non-current within other long-term assets and we utilize the long-term metal price assumption in estimating net realizable value. Costs are removed from raw materials using an average cost basis.  For the three and nine months ended September 30, 2023, there were no write downs of the Company’s inventory.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and financial condition of Westwater for the three and nine months ended September 30, 2023 has been prepared based on information available to us as of November 14, 2023. This discussion should be read in conjunction with the unaudited Interim Financial Statements and Notes thereto included herewith and the audited Consolidated Financial Statements of Westwater for the period ended December 31, 2022 and the related notes thereto included in our Annual Report, which were prepared in accordance with U.S. GAAP. This management’s discussion and analysis contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements” herein.

INTRODUCTION

Westwater Resources, Inc., originally incorporated in 1977, is an energy technology company focused on developing battery-grade natural graphite materials since its acquisition of Alabama Graphite in April 2018. Alabama Graphite holds mineral rights to explore and potentially mine the Coosa Graphite Deposit. During the first three quarters of 2023, AGP continued construction activities related to Phase I of the Kellyton Graphite Plant. The Coosa Graphite Deposit is located near Rockford, Alabama.

RECENT DEVELOPMENTS

33% Increase in Phase I Planned Production

During the third quarter of 2023, Westwater completed a debottlenecking study with its third-party engineering firm resulting in a 33% increase in anticipated coated spherical purified graphite (“CSPG”) production for Phase I of the Kellyton Graphite Plant.  As a result of this study, Westwater now expects CSPG production of 10,000 mt per year for Phase I of the Kellyton Graphite Plant.  The Company is reiterating its prior estimate of total costs of Phase I construction to be approximately $271 million.

Customer Engagement Update

As previously announced, Westwater has a JDA with SK On, a leading electric vehicle battery manufacturer.  SK On has provided testing feedback to the Company regarding samples produced by Westwater under the JDA.  If a supply agreement is executed between the parties, the Company anticipates it would then supply a mass production sample to SK On as part of its formal qualification process.

Additionally, Westwater has signed general terms and conditions for a supply agreement with a North American automobile manufacturing company and is negotiating a possible offtake agreement with this company for potentially up to all of Westwater’s Phase I and Phase II production capacity.

Westwater continues to engage with other potential customers who have tested samples of CSPG produced by the Company. Feedback from certain potential customers indicates that Westwater’s material meets their initial specifications. Westwater is continuing to provide additional samples to these potential customers and current counterparty interest indicates that Westwater's Phase I and Phase II production capacity may be subject to commercial contracts in 2023 or 2024.

Kellyton Graphite Plant – Construction Update

During the third quarter of 2023, the Company continued construction activities related to Phase I of its Kellyton Graphite Plant, including the receipt of additional long-lead equipment components, completing the construction of five of six primary plant buildings, and installation of overhead cranes ahead of equipment installation. Westwater has constructed and is currently operating its research and development laboratory (“R&D Lab”). The R&D Lab allows Westwater to continue product development and optimization under the JDA with SK On and other potential customers, and to perform additional quality control tests.  It also affords greater flexibility to optimize future samples in accordance with customer specifications. Further, in August, Westwater began installing micronizers, shaping mills, and steel in its shaping building.

Since inception of the project, and inclusive of liabilities as of September 30, 2023, the Company has incurred cost of approximately $116.7 million related to construction activities for Phase I of the Kellyton Graphite Plant.  While the Company has continued construction activities related to Phase I of the Kellyton Graphite Plant during the third quarter, Westwater has reduced the level of construction activity from anticipated levels, including adjusting the timing of future work, until receipt of the requisite additional funding needed to complete construction of Phase I of the Kellyton Graphite Plant.  Reducing the level of construction activity until financing is secured is expected to impact the overall schedule to complete Phase I of the Kellyton Graphite Plant.  The Company expects to provide an update on construction timing once, and if, the requisite funding is secured.

Construction Financing Update

Westwater continues its efforts to partake in a financing transaction to fund the balance of the estimated capital requirements for construction of Phase I of the Kellyton Graphite Plant. Westwater is currently engaged in discussions with entities related to the financing of the Kellyton Graphite Plant. Concerns in the market regarding the availability of critical minerals for battery products and the need for domestically sourced critical minerals, particularly in light of current geopolitical conditions, has led to interest in the Kellyton Graphite Plant by these potential financing sources. Management believes that the execution of a commercial agreement to sell some portion of its anticipated CSPG production may be a condition precedent to securing the requisite financing needed to complete construction of Phase I of the Kellyton Graphite Plant.  Even with the execution of a commercial agreement to sell some portion of the Company’s anticipated CSPG production, no assurance can be given that additional financing will be available, or in amounts sufficient to meet its needs, or on terms acceptable to the Company.

Coosa Graphite Deposit

Through its wholly owned subsidiary, Alabama Graphite, Westwater holds mineral rights across 41,965 acres of the Alabama graphite belt in Coosa County, Alabama. During the third quarter, Westwater continued preparing the preliminary economic assessment (“PEA”) for the Coosa Graphite Deposit.  The PEA will expand on the Technical Report

Summary (“TRS”) that was prepared as an initial assessment in accordance with S-K 1300 and filed with the SEC on Form 8-K on December 6, 2022. The PEA will include an economic assessment based on the TRS and an initial mine plan. Westwater expects to complete and disclose the results of the PEA in the fourth quarter of 2023.

Upon completion of the PEA, Westwater anticipates commencing a strategic financing review process for the Coosa Deposit.  This strategic financing review process will seek to identify financial investment sources and partners for the Coosa Deposit, and may include review of strategic investment partners or other strategic transactions.

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

On April 12, 2023, the U.S. Environmental Protection Agency (the “EPA”) announced new proposed federal vehicle emissions standards that will accelerate the ongoing transition to a clean vehicle future. The proposed standards align with commitments made by automakers and U.S. states as they plan to accelerate adoption of clean vehicle technologies in the light- and medium-duty fleets in the next 10 to 15 years. Under the proposed light-duty vehicle standards, the EPA will require increasingly stringent greenhouse gas standards, which by model year 2032 would result in an industry-wide average target of 82 grams of carbon dioxide created per mile traveled. This represents a 56% decrease from the model year 2026 standard set in 2021. For medium-duty vehicles, the EPA is proposing a target of 275 grams of carbon dioxide created per mile traveled by model year 2032, which would represent a 44% reduction compared to the model year 2026 standard. Car and truck companies are moving to include electric vehicles as an integral and growing part of current and future product lines, leading to an increasing variety of clean vehicles for consumers.

In October 2023, The People’s Republic of China announced a new set of export restrictions on certain graphite products. Beginning on December 1, 2023, Chinese exporters will be required to apply for permits to ship two types of graphite material, including “high-purity, high-hardness and high-intensity synthetic graphite material and natural flake graphite and its products.”  Nearly 100% of today’s battery-grade, natural graphite materials involve processing in China.  These new export restrictions are expected to increase prices of Chinese graphite materials and could disrupt global production of electric vehicle batteries.

Westwater has developed graphite-purification technology and advanced product-development processes designed to meet the demands of potential customers for battery-grade graphite materials. Westwater is developing methodologies and constructing facilities intended to produce high purity, battery-grade graphite products at its Kellyton Graphite Plant. These products are being designed to serve all major battery sectors. In addition, we believe the processes we intend to use are environmentally sustainable and permittable in the United States, where a robust regulatory environment complements our core values to reliably deliver safe, well-made products to our customers.

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

Equity Financings

Capital Raises during three and nine months ended September 30, 2023

During the three and nine months ended September 30, 2023 the Company sold 1.4 million and 3.7 million shares of common stock for net proceeds of $1.2 million and $3.3 million, respectively, pursuant to the ATM Offering Agreement.  During the three months ended September 30, 2023, the Company did not sell any shares of common stock pursuant to the 2020 Lincoln Park PA.  During the nine months ended September 30, 2023, the Company sold 0.9 million shares of common stock for net proceeds of $0.8 million pursuant to the 2020 Lincoln Park PA resulting in a cash balance of approximately $11.7 million at September 30, 2023.

See Note 4 to the Interim Financial Statements for additional information.

RESULTS OF OPERATIONS

Summary

Our net loss for the three months ended September 30, 2023, was $3.5 million, or $0.07 per share, as compared with a net loss of $3.5 million, or $0.07 per share for the same period in 2022.  The Company’s net loss position remained flat despite higher costs related to product development; offset by less foreign exchange loss during the period.

Our net loss for the nine months ended September 30, 2023, was $9.5 million, or $0.19 per share, as compared with a net loss of $9.4 million, or $0.21 per share for the same period in 2022.  The $0.1 million increase in our net loss from the prior year period was due primarily to higher product development costs during the period; partially offset by lower costs for exploration activities, higher interest income earned on our cash balance, and less foreign exchange loss during the period.

Product Development Expenses

Product development expenses for the three and nine months ended September 30, 2023, were $1.0 million and $2.7 million, respectively, an increase of $0.7 million and $1.8 million compared to the same periods in 2022, respectively. Higher product development costs for the three and nine months ended September 30, 2023, compared to the same periods in 2022, are due primarily to additional sample production of battery-grade natural graphite products for evaluation by potential customers and work being performed under the JDA.  As the Company works with SK On under the JDA and engages with other potential customers, additional samples are required to be prepared, and in some cases, in larger quantities for evaluation and testing by potential customers.

Exploration Expenses

Exploration expenses for the three months ended September 30, 2023 remained flat compared to the same quarter in 2022.  For the nine months ended September 30, 2023, costs decreased by $0.4 million compared to the same period in 2022, due to the Company completing its initial drilling program related to the Coosa Graphite Deposit in April 2022.

General and Administrative Expenses

General and administrative expense for the three and nine months ended September 30, 2023, were $2.5 million and $7.6 million, respectively, a decrease of $0.1 million and an increase of $0.1 million compared to the same periods in 2022, respectively.  For the three months ended September 30, 2023, the decrease in costs primarily related to a reduction in personnel and associated overhead costs.  For the nine months ended September 30, 2023, the increase in costs includes approximately $0.3 million for severance charges related to the departure of the Company’s former Chief Executive

Officer in January 2023; partially offset by approximately $0.2 million of stock award forfeitures related to his departure in January 2023.

Arbitration Costs

During the three months ended September 30, 2023 and 2022, the Company did not incur any arbitration costs. During the nine months ended September 30, 2023, the Company did not incur any arbitration costs compared to $0.1 million in the same period in 2022.

On December 13, 2018, Westwater filed a Request for Arbitration against the Republic of Turkey before the International Centre for the Settlement of Investment Disputes (“ICSID”), pursuant to the Treaty between the United States of America and the Republic of Turkey concerning, the Reciprocal Encouragement and Protection of Investments (the “Treaty”), seeking damages and other relief. The Request for Arbitration was filed as a result of the Republic of Turkey’s unlawful actions against the Company’s licenses for the Temrezli and Sefaatli uranium projects owned by Westwater’s Turkish subsidiary Adur Madencilik Limited Sirketi (“Adur”). Specifically, in June 2018, the Turkish government cancelled all of Adur’s exploration and operating licenses with retroactive effect, rendering Westwater’s investment in Adur effectively worthless. On March 3, 2023, the arbitral tribunal issued its final award in the proceeding. The tribunal agreed with Westwater that Westwater’s investment in Turkey was protected by the Treaty, and that Turkey’s cancellation of the Company’s licenses for the Temrezli and Sefaatli uranium projects owned by Adur amounted to an expropriation of  Westwater’s investment in violation of Turkey’s obligations under the Treaty. The tribunal disagreed with Westwater’s projections of what its investment was worth and how much the investment would have returned if Turkey had not cancelled the licenses. The tribunal’s award requires Turkey to pay Westwater a total of approximately $1.3 million in damages, approximately $3.7 million to reimburse Westwater for its fees, expenses and costs of the arbitration, and interest in an amount yet to be determined.

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

As of September 30, 2023, Westwater has not recognized the tribunal’s award in its consolidated financial statements. Recognition of the tribunal’s award in Westwater’s consolidated financial statements occurs when and if collection is probable.

Other Income (Expense)

Other income (expense) for the three and nine months ended September 30, 2023, increased by $0.5 million and $1.3 million, respectively, compared to the same periods in 2022, due to less foreign exchange loss for the three and nine months ended September 30, 2023, as well as higher interest income on our cash accounts for the nine month period ended September 30, 2023.

FINANCIAL POSITION

Operating Activities

Net cash used in operating activities of $12.2 million for the nine months ended September 30, 2023, represents an increase of $3.6 million compared to the same period in 2022. The increase in cash used in operating activities was due to an increase in other long-term assets of $2.9 million primarily related to purchases of raw material inventory and higher product development expenses of $1.8 million. These increases were partially offset by other income (expense) of $1.3 million resulting from higher interest income earned on the Company’s cash balance and less foreign exchange loss during the period.

Investing Activities

Net cash used in investing activities increased by $23.3 million for the nine months ended September 30, 2023, as compared to the same period in 2022. The increase was a result of higher capital expenditures related to the construction of Phase I of the Kellyton Graphite Plant, which began construction related activities in December 2021. The capital expenditures in the first nine months of 2023 included the receipt of additional long-lead equipment components, completing the construction of five primary plant buildings and installation of overhead cranes ahead of equipment installation.  The Company also continued engineering related to the Phase I optimization and construction of the R&D Lab, which is currently in operation. Further, in August, Westwater began installing micronizers, shaping mills, and steel in its shaping building. During the same period in 2022, activity included earthwork and site grading, which was completed in July 2022, progress payments related to long-lead equipment items, work on underground utilities and foundations, and detailed design engineering and project management activities.

Financing Activities

Net cash provided by financing activities was $4.0 million for the nine months ended September 30, 2023, comprised of sales of common stock through the Company’s ATM Offering Agreement and 2020 Lincoln Park PA. Net cash provided by financing activities for the same period in 2022 was $25.6 million. The $21.6 million decrease was primarily due to lower sales activity under the ATM Offering Agreement during the first nine months of 2023 compared to the same period in 2022.

LIQUIDITY AND CAPITAL RESOURCES

Since 2009, the Company has relied on equity financings, debt financings and asset sales to fund its operations. During the nine months ended September 30, 2023, the Company continued construction activities related to the Kellyton Graphite Plant. However, while the Company has continued certain construction activities related to Phase I of the Kellyton Graphite Plant, those activities have been reduced from anticipated levels until the requisite additional funding needed to complete Phase I of the Kellyton Graphite Plant is in place to best allocate our use of cash. The Company’s construction related contracts include termination provisions at the Company’s election that do not obligate the Company to make payments beyond what is incurred by the third-party service provider through the date of such termination. In its going concern analysis, the Company considered construction activity and related costs through the date that the Interim Financial Statements were issued, and the Company’s planned non-discretionary expenditures for one year past the issue date of these Interim Financial Statements, which, in the aggregate, exceed the cash on hand as of the date of these Interim Financial Statements, excluding external funding opportunities and the Company’s current equity facilities.

On September 30, 2023, the Company’s cash balance was approximately $11.7 million. During the nine months ended September 30, 2023, the Company sold 4.6 million shares of common stock for net proceeds of $4.1 million pursuant to the ATM Offering Agreement and 2020 Lincoln Park PA.  As of September 30, 2023, the Company may offer and sell shares of its common stock having an aggregate offering price of up to approximately $17.3 million under the ATM Offering Agreement and has 8.8 million shares of common stock available for future sales pursuant to the 2020 Lincoln Park PA.

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

While the Company has utilized its equity facilities to advance its business plan and has been successful in the past raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company. Recent declines in the equity and debt capital markets, rising interest rates, inflation and generally uncertain economic conditions could significantly impact the Company’s ability to access the necessary funding to advance its business plan. Further, on March 13, 2023, the Company filed a prospectus supplement to the Registration Statement and as a result, the Company’s access to the available capacity under the Registration Statement is now subject to General Instructions I.B.6 of Form S-3, which limits the amounts that the Company may sell under the Registration Statement. As of September 30, 2023, after giving effect to these limitations and the current public float of our common stock, and after giving effect to the terms of the ATM Offering Agreement, we currently may offer and sell shares of our common stock having an aggregate offering price of up to approximately $17.3 million under the ATM Offering Agreement, which amount is in addition to the shares of common stock that we have sold to date in accordance with the ATM Offering Agreement under the Registration Statement and prospectus supplements thereto.  If our public float increases such that we may sell additional amounts under the ATM Offering Agreement and the Registration Statement, we will file another prospectus supplement prior to making additional sales.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the adequacy of funding, liquidity, access to capital, financing activities, the timing or occurrence of any future drilling or production from the Company’s properties, economic conditions, the strategic goals of the business, arbitration matters, costs of Phase I of the Kellyton Graphite Plant and estimated construction and commissioning timeline and completion date, the outcome of the feasibility study and start date for the mining of the Coosa Graphite Deposit, and the Company’s anticipated cash burn rate and capital requirements. Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” “target” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

●	the spot price and long-term contract price of graphite (both flake graphite feedstock and purified graphite products) and vanadium, and the world-wide supply and demand of graphite and vanadium;
●	the effects, extent and timing of the entry of additional competition in the markets in which we operate;
●	our ability to obtain contracts with customers;
●	available sources and transportation of graphite feedstock;
●	the ability to control costs and avoid cost and schedule overruns during the development, construction and operation of the Kellyton Graphite Plant;
●	the ability to construct and operate the Kellyton Graphite Plant in accordance with the requirements of permits and licenses and the requirements of tax credits and other incentives;
●	the effects of inflation, including labor shortages and supply chain disruptions;

●	rising interest rates and the associated impact on the availability and cost of financing sources;
●	the availability and supply of equipment and materials needed to construct the Kellyton Graphite Plant;
●	stock price volatility;
●	government regulation of the mining and manufacturing industries in the United States;
●	unanticipated geopolitical, geological, processing, regulatory and legal or other problems we may encounter;
●	the results of our exploration activities, and the possibility that future exploration results may be materially less promising than initial exploration results;
●	any graphite or vanadium discoveries not being in high enough concentration to make it economic to extract the metals;
●	our ability to finance growth plans;
●	currently pending or new litigation or arbitration; and
●	our ability to maintain and timely receive mining and other permits from regulatory agencies.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.

Changes in Internal Controls

The Company completed the first phase of our initiative to improve our enterprise resource planning (“ERP”) system. The completion of the first phase enhanced our internal control over financial reporting due to increased automation. We are monitoring our internal control over financial reporting for effectiveness throughout the transition.

Except for our continuous monitoring of the new ERP system, as described above, there were no changes in our internal control over financial reporting during the nine months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

WESTWATER RESOURCES, INC.

Dated: November 14, 2023	By:	/s/ Frank Bakker
Frank Bakker
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2023	By:	/s/ Steven M. Cates
Steven M. Cates
Chief Financial Officer and Senior Vice President - Finance (Principal Financial Officer and Principal Accounting Officer)