Form 10-K
period 2023-12-31
WESTWATER RESOURCES, INC.
filed 2024-03-19
CIK 839470

Sub

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of the Common Stock held by non-affiliates of the registrant at June 30, 2023 was approximately $42,172,686. Number of shares of Common Stock, $0.001 par value, outstanding as of March 19, 2024 was 56,901,933 shares.

Documents incorporated by reference:  specified portions of Westwater Resources, Inc.’s Definitive Proxy Statement on Schedule 14A relating to its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III where indicated.  Westwater Resource, Inc.’s Definitive Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

WESTWATER RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

DEFINITIONS

When used in this Form 10-K, the following terms have the meaning indicated unless noted otherwise.

Term	Meaning
AGP	Alabama Graphite Products, LLC, an Alabama limited liability company and wholly owned subsidiary of Westwater Resources.
Alabama Graphite	Alabama Graphite Company, Inc., an Alabama corporation and wholly owned subsidiary of Westwater Resources.
ASC	FASB Accounting Standards Codification.
ASU	FASB Accounting Standards Update.
ATM Offering Agreement	Controlled Equity Offering Sale Agreement between Westwater Resources and Cantor Fitzgerald & Co. dated April 14, 2017.
Benchmark	Benchmark Mineral Intelligence.
Board	The Board of Directors of Westwater Resources, Inc.
Cantor	Cantor Fitzgerald & Co.
Coosa Graphite Deposit	The Company’s graphite mineral deposit located near Rockford, Alabama.
CSPG	Coated spherical purified graphite.
DFS	The definitive feasibility study for Phase I of the Kellyton Graphite Plant which was completed in the fourth quarter of 2021.
EU Critical Raw Minerals List	The list of raw materials that are crucial to the economy of the European Union published by the European Commission.
Exploration stage property	A property that has no mineral reserves disclosed.
FASB	Financial Accounting Standards Board.
graphite

A naturally occurring carbon material with electrical properties that enhance the performance of electrical storage batteries, listed on the U.S. Critical Minerals List and the EU Critical Raw Materials List.

gross acres	Total acreage of land under which we have mineral rights. May include unleased fractional ownership.
IA

Initial Assessment, with Economic Analysis. A preliminary technical and economic study of the economic potential of all or parts of mineralization to support the disclosure of mineral resources. The initial assessment must be prepared by a qualified person and must include appropriate assessments of reasonably assumed technical and economic factors, together with any other relevant operational factors, that are necessary to demonstrate at the time of reporting that there are reasonable prospects for economic extraction. An initial assessment is required for disclosure of mineral resources but cannot be used as the basis for disclosure of mineral reserves.

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

JDA	Joint Development Agreement with SK On.
Kellyton Graphite Plant	The Company’s planned battery-grade graphite processing facility near Kellyton, Alabama.
LCA	Life Cycle Assessment. An assessment of environmental impacts throughout a product's life cycle from raw materials acquisition through production, use and disposal.
Lincoln Park	Lincoln Park Capital Fund, LLC.
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

NOLs	Net operating loss carryforwards.
ore	Naturally occurring concentration of mineralization from which a mineral or minerals of economic value can be extracted at a reasonable profit.
PFS	Pre-feasibility level study for Phase II of the Kellyton Graphite Plant.
Procurement Agreement	Products Procurement Agreement with SK On.
QA/QC	Quality assurance and quality control.

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
Provide a public list of members in good standing.

R&D Lab	Research and development laboratory.
Roskill	Roskill Information Services Ltd.
RSUs	Restricted stock units.
SASB	Sustainability Accounting Standards Board.
SEC	Securities and Exchange Commission.
SEDAR	System for Electronic Document Analysis and Retrieval used for electronically filing most securities related information with the Canadian securities regulatory authorities.
SG Fines	Spherical graphite fine material produced from SG milling.
SK On	SK On Co., Ltd., a global leading electric vehicle battery developer, manufacturer, and solutions provider, supplying electric vehicle batteries to Ford, Hyundai, Volkswagen and others.
SLR	SLR International Corporation.
spot price	The price at which a mineral commodity may be purchased for delivery within one year.
surety obligations

A bond, letter of credit, or financial guarantee posted by a party in favor of a beneficiary to ensure the performance of its or another party’s obligations, e.g., reclamation bonds, workers’ compensation bond, or guarantees of debt instruments.

TRS

Technical Report Summary.  A report prepared in accordance with Subpart 1300 of Regulation S-K promulgated by the SEC (“S-K 1300”) that discloses information concerning a registrant’s mineral resources or mineral reserves by one or more qualified persons that, for each material property, identifies and summarizes the scientific and technical information and conclusions reached concerning an initial assessment used to support disclosure of mineral resources, or concerning a preliminary or final feasibility study used to support disclosure of mineral reserves.

ULTRA-CSPG™	Proprietary CSPG material from the Kellyton Graphite Plant, produced using Westwater’s patent pending process.
U.S.	The United States of America.
U.S. Critical Minerals List	The list of critical minerals that are crucial to the economy of the United States of America published by the Department of the Interior.
U.S. GAAP	Generally accepted accounting principles in the United States.
vanadium	A rare-earth metal used as a strengthening alloy in steelmaking, and in certain types of batteries, listed on the U.S. Critical Minerals List.
Westwater Resources	Westwater Resources, Inc.
2004 Directors’ Plan	Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan.
2013 Plan	2013 Omnibus Incentive Plan, as amended.
2020 Lincoln Park PA	Purchase Agreement dated as of December 4, 2020, between Westwater Resources and Lincoln Park Capital Fund, LLC.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the adequacy of funding, liquidity, access to capital, financing activities, the timing or occurrence of any future drilling or production from the Company’s properties, economic conditions, the strategic goals of the business, costs of any phase or operational line at the Kellyton Graphite Plant and its estimated construction and commissioning timelines and completion dates, the start date for the mining of the Coosa Graphite Deposit, and the Company’s anticipated cash burn rate and capital requirements. Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” “target” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

●	the spot price and long-term contract price of graphite (both flake graphite feedstock and purified graphite products) and vanadium, and the world-wide supply and demand of graphite and vanadium;
●	the effects, extent and timing of the entry of additional competition in the markets in which we operate;
●	our ability to obtain contracts or other agreements with customers;
●	available sources and transportation of graphite feedstock;
●	the ability to control costs and avoid cost and schedule overruns during the development, construction and operation of the Kellyton Graphite Plant;
●	the ability to construct and operate the Kellyton Graphite Plant in accordance with the requirements of permits and licenses and the requirements of tax credits and other incentives;
●	the effects of inflation, including labor shortages and supply chain disruptions;
●	rising interest rates and the associated impact on the availability and cost of financing sources;
●	the availability and supply of equipment and materials needed to construct the Kellyton Graphite Plant;
●	stock price volatility;
●	government regulation of the mining and manufacturing industries in the United States;
●	unanticipated geological, processing, regulatory and legal or other problems we may encounter;
●	the results of our exploration activities, and the possibility that future exploration results may be materially less promising than initial exploration results;
●	any graphite or vanadium discoveries not being in high enough concentration to make it economic to extract the minerals;
●	our ability to finance growth plans;
●	our ability to obtain and maintain rights of ownership or access to our mining properties;

●	currently pending or new litigation or arbitration; and
●	our ability to maintain and timely receive mining, manufacturing, and other permits from regulatory agencies.

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements and forward-looking information, please see Item 1A. Risk Factors below in this Annual Report on Form 10-K. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements and forward-looking information, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. The forward-looking statements in this report are made as of the date of this filing, unless an earlier date is specified.  Except as required by law, we assume no obligation to publicly update any forward-looking statements and forward-looking information, whether as a result of new information, future events or otherwise.

STATEMENT REGARDING THIRD PARTY INFORMATION

Certain information provided in this report has been provided to us by third parties or is publicly available information published or filed with applicable securities regulatory bodies, including the SEC and SEDAR. We have not verified, and we are not in a position to verify, and expressly disclaim any responsibility for, the accuracy, completeness or fairness of such third-party information and refer the reader to the information publicly published or filed by the third parties for additional information.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

Westwater Resources, Inc., originally incorporated in 1977, is an energy technology company focused on developing battery-grade natural graphite materials since its acquisition of Alabama Graphite Company, Inc. (“Alabama Graphite”) in 2018. Alabama Graphite holds mineral rights to explore and potentially mine the Coosa Graphite Deposit. During 2023, Alabama Graphite Products, LLC (“AGP”), a wholly owned subsidiary of Westwater Resources, continued construction activities related to Phase I of the Kellyton Graphite Plant. In December of 2023, Alabama Graphite completed the Initial Assessment, with Economic Analysis (“IA”), for the Company’s Coosa Graphite Deposit.  The Coosa Graphite Deposit is located near Rockford Alabama at 32 ° 54’ 30” North and 86 ° 24’ 00” West.

OUR STRATEGY

Our strategy is to increase shareholder value by advancing our battery-grade graphite business through the development of our Kellyton Graphite Plant and future mining development of our Coosa Graphite Deposit. The acquisition of Alabama Graphite in 2018 provides the Company with the opportunity to provide battery-grade graphite products to the growing market for electric vehicles, trucks and buses, consumer electronics, as well as grid-based storage devices.

Our goal for the graphite business is to develop a domestic supply of low-cost, high-quality, and high-margin battery-grade natural graphite products for battery manufacturers. For additional information regarding the Kellyton Graphite Plant see Item 2, Properties.

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

Our project pipeline is prioritized with a goal of achieving sustainable battery-grade graphite production over time to take advantage of forecasted rising and/or high price environments for battery materials. We may adjust near-term and long-term business priorities in accordance with market conditions.

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

KEY BUSINESS AND CORPORATE DEVELOPMENTS IN 2023

Increase in Phase I Planned Production

As of the filing of this Annual Report on Form 10-K, Westwater has completed a debottlenecking study with its third-party engineering firm resulting in a 67% year-over-year increase in anticipated CSPG production for Phase I of the Kellyton Graphite Plant.  As a result of this study, Westwater now anticipates CSPG production of 12,500 mt per year for Phase I of the Kellyton Graphite Plant.  Total estimated construction costs related to Phase I of the Kellyton Graphite Plant remain at approximately $271 million.

Customer Engagement Update

On February 4, 2024, the Company entered into a Products Procurement Agreement (“Procurement Agreement”) with SK On Co., Ltd. (“SK On”).  Pursuant to the terms of the Procurement Agreement, Westwater will supply CSPG natural graphite anode products from its Kellyton Graphite Plant to SK On battery plants located within the U.S. Under the terms of the Procurement Agreement, SK On will be obligated to purchase, on an annual basis, a quantity of Product equal to a percentage of the forecasted volume required by SK On (the “Minimum Purchase Amount”), provided that the Minimum Purchase Amount may be increased from time to time by the mutual agreement of the parties. The forecasted volume required by SK On in the final year of the Procurement Agreement is 10,000 mt of CSPG.  The Procurement Agreement is the result of Westwater and SK On’s collaboration during the year pursuant to the Joint Development Agreement (“JDA”) that was executed in the first quarter of 2023.

Additionally, Westwater has signed general terms and conditions for a supply agreement with a North American automobile manufacturer and is negotiating a possible off-take agreement with this company.

Westwater continues to engage with these and other potential customers by providing samples of CSPG produced by the Company for testing and evaluation, hosting site tours of the Kellyton Graphite Plant, and having technical product development and commercial discussions. Feedback from certain potential customers indicates that Westwater’s material meets their initial specifications, and has resulted in the Company providing additional, or in some cases, larger product samples to these potential customers.

Kellyton Graphite Plant – Construction Update

Construction activities in 2023 consisted of receipt of additional long-lead equipment components, completing the construction of five of six primary plant buildings, and installation of overhead cranes, internal steel, and certain milling and shaping equipment. Westwater has constructed and is currently operating its research and development laboratory (“R&D Lab”). The R&D Lab allows Westwater to continue product development and optimization with potential customers, and to perform additional quality control tests. It also affords greater flexibility to optimize future samples in accordance with customer specifications.

Since inception of the project, and inclusive of liabilities as of December 31, 2023, the Company has incurred costs of approximately $119.2 million related to construction activities for Phase I of the Kellyton Graphite Plant.  While the Company continued construction activities related to Phase I of the Kellyton Graphite Plant during 2023, Westwater has reduced the level of construction activity from anticipated levels, including adjusting the timing of future work, until receipt of the additional funding needed to complete construction of Phase I of the Kellyton Graphite Plant.  Reducing the level of construction activity until financing is secured is expected to impact the overall schedule to complete Phase I of the Kellyton Graphite Plant.  The Company expects to provide an update on construction timing once, and if, the additional funding is secured.

Construction Financing Update

Westwater is currently engaged in discussions with several entities related to the financing of the Kellyton Graphite Plant. Issues in the market regarding the availability of critical minerals for battery products and the need for domestically sourced critical minerals, particularly in light of current geopolitical conditions, have helped create increased interest in the Kellyton Graphite Plant by potential financing sources. Westwater believes that the execution of one or more commercial agreements to sell some portion of its anticipated CSPG production, including the Procurement Agreement with SK On, will be a condition precedent to securing the financing needed to complete construction of Phase I of the Kellyton Graphite Plant.  Even with the execution of commercial agreements to sell some portion of the Company’s anticipated CSPG production, no assurance can be given that additional financing will be available, or in amounts sufficient to meet its needs, or on terms acceptable to the Company.

Coosa Graphite Deposit

Through its wholly owned subsidiary, Alabama Graphite, Westwater holds mineral rights across 41,965 acres of the Alabama graphite belt in Coosa County, Alabama. During the fourth quarter of 2023, Westwater completed an IA, with an economic analysis for the Coosa Graphite Deposit.  The IA was completed as a Technical Report Summary (“TRS”) disclosing Mineral Resources, including an economic analysis, for the Coosa Deposit, in accordance with S-K 1300.  The TRS was completed on behalf of Westwater by SLR International Corporation (“SLR”) with an effective date of December 11, 2023, and filed with the SEC on Form 8-K on December 13, 2023. For further information regarding this IA and the Coosa Graphite Deposit, refer to Item 2, Properties, below.

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

In recent years, graphite has become an essential component in the production of all types of electrical storage batteries. Graphite’s role will continue to be important as demand for these batteries increases due to the world’s growing electric vehicle and energy-storage needs. Natural battery-grade graphite products are derived from flake graphite that has been transformed through a series of specialty downstream processes into various battery graphite products. These processes include, but are not limited to:

●	Micronization (sizing)
●	Spheroidization (shaping) and classification (sorting)
●	Purification to battery-grade carbon with graphitic (Cg) content of ≥ 99.95%;
●	Surface treatment (carbon coating)

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

The global battery market demand for natural graphite in 2023 was 237,034 tpa (Benchmark, 2023). The greatest share of this market is made up of two battery-market segments that require advanced battery-grade graphite products:

●	Lithium-Ion batteries — these are technologically advanced batteries used in everything from mobile phones and hand tools to laptop computers and electric vehicles, particularly because of the rechargeable nature of the batteries. Demand for lithium-ion batteries, related specifically to electric vehicles, accounted for 73% of natural graphite demand in 2023, and is projected to grow to 88% by 2033 (Benchmark, 2023).
●	Alkaline batteries — these are the most popular consumer batteries in the world. The global market size during 2022 was approximately $8.5 billion with a projected market size of $9.9 billion in 2027, which is an anticipated CAGR of 2.9% during this period. (The Business Research Company, 2023).

Graphite is a critical, non-substitutable constituent in these listed battery segments.  According to Benchmark Intelligence, the need for graphite to support the battery market is expected to grow over the next decade.  Total graphite demand is expected to reach approximately 4,480,375 tpa in 2033 with a projected CAGR of 15.5%, of which approximately 1,685,688 tpa is projected to be natural graphite with a projected CAGR of 19.9%.

Competition between natural and synthetic graphite is expected to continue in lithium-ion batteries with differentiation between the two based on price, performance, and availability.  Common precursor materials in the production of synthetic graphite come from either petroleum needle coke, or coal needle coke. However, synthetic graphite and natural graphite blends are becoming popular choices for electric vehicle applications to optimize performance and cost by taking advantage of each graphite attribute, such as cycle life, energy density, and cost.  Synthetic graphite consumption by anode manufacturers is expected to grow because of the concentration of the graphite industry in China; however, natural flake graphite demand is forecasted to grow at a higher rate because of natural graphite’s higher reversible capacity, lower CO2 footprint and cost efficiencies when compared to synthetic graphite.

Approximately 78% of natural graphite anode global supply comes from China (Benchmark, 2023).  In addition, China is one of the largest global importers of natural graphite flake, relying on less expensive African sources.  Both of these factors cause China to pose a geopolitical risk, particularly to the EU and U.S. regions. China and the United States have imposed tariffs and export controls on critical minerals, including graphite, indicating the potential for further trade barriers between China and the United States. Effective December 1, 2023, China began requiring government approval for exports of two types of graphite products, including high-purity, high-hardness and high-intensity synthetic graphite material and natural flake graphite and its products.  Westwater believes these export restrictions continue to highlight the supply-chain risk for the U.S. and other countries related to natural graphite products and could provide an opportunity for Westwater.

Overall battery consumption is rising at an accelerated growth rate due to recent and robust developments in electric-automobile markets, personal electronic devices, electrical grid storage, and is an enabling technology for wind and solar power installation. The global shift towards low- and zero-emissions vehicles and power sources is expected to drive increasing demand for graphite-battery materials for the foreseeable future. Recent developments in this sector include:

●	The United Kingdom and France have announced a prohibition on the sale of gasoline- and diesel-powered vehicles by 2030 and 2040, respectively. Electric vehicles using battery storage are currently the only viable technology that can satisfy the demands for new cars required by these nations.
●	The states of New York, California, Rhode Island, Washington, Virginia, Vermont and Massachusetts have adopted regulations requiring all new vehicles sold in those states to be zero emissions by 2035. Several other states are expected to follow. The requirements would apply to all new cars, pickup trucks, and SUVs.
●	Automobile companies are publicly announcing plans to transition to fully electric vehicles within the next 20 years. Many are developing and distributing electric-based technology to replace internal-combustion engines.
●	Battery manufacturers and major automobile companies have announced plans to develop 15 different battery manufacturing facilities in the United States with more development in the pipeline.
●	Governments around the world, including the United States, continue to incentivize electric vehicle ownership through subsidies and other incentives.

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

On December 1, 2023, the U.S. Department of the Treasury (the “Treasury Department”) published guidance on key requirements for federal clean vehicle tax credits established by the IRA; most significantly, the Treasury Department proposed new regulations to clarify the application of Foreign Entity of Concern (“FEOC”) credit eligibility exclusions. The U.S. Department of Energy simultaneously released companion interpretive regulations regarding the scope and application of FEOC-related restrictions. Most importantly, both sets of guidance identified the People’s Republic of China as an FEOC. These regulations are important because, starting in 2025, any vehicle whose batteries contain critical minerals – including graphite – that were extracted or processed in any way, and to any degree, by an FEOC – including China – will be ruled ineligible for the Clean Vehicle Tax credit of $7,500 under section 30D of the Internal Revenue Code. As a result, an FEOC must be excluded from a vehicle battery’s supply chain in order for the vehicle to be eligible for the tax credit. Because Westwater is not an FEOC and intends to produce battery grade graphite for lithium-ion batteries to be used in electric vehicles in the United States, management believes its future production of battery-graphite products will meet the domestic content requirements of the IRA, which we anticipate will provide indirect future benefit to the Company.

The State of Alabama and local municipalities have entered into incentive agreements with the Company for the siting of the Company’s proposed graphite processing plant in Coosa County, Alabama.  The incentive agreements provide certain tax credits and incentives under the Alabama Jobs Act in connection with the construction of the Kellyton Graphite Plant.

Westwater has developed graphite-purification technology and advanced product-development processes designed to meet the demands of potential customers for battery-grade graphite materials. Westwater is developing methodologies and constructing facilities intended to produce high-purity, battery-grade graphite products at its Kellyton Graphite Plant. These products are designed to serve all major battery sectors with an initial focus on supporting the electric vehicle and energy storage markets. In addition, we believe the processes we intend to use are environmentally sustainable and permittable in the United States, where a robust regulatory environment complements our core values to reliably deliver safe, well-made products to our customers.

Westwater has and will continue to support the efforts by the relevant United States governmental agencies, the State of Alabama and local municipalities to ensure that they remain aware of the importance of natural battery-grade graphite, its importance to the nation’s security, and how the Kellyton Graphite Plant and the Coosa Graphite Deposit fit into the critical minerals-equation.

COMPETITION

In the production and marketing of graphite, there are a number of producing entities globally, some of which are government controlled and several of which have significant capitalization.  Nearly all of the global production of uncoated SPG is processed to some degree in China and approximately 78% of natural graphite anode global supply comes from China (Benchmark, 2023).

With respect to sales of graphite, the Company expects to compete primarily based on price and providing a domestic, IRA-compliant source of CSPG to customers. We intend to market graphite directly to users of the product. We are in direct competition with supplies available from various sources worldwide. We compete with multiple graphite exploration, development and production companies.

WESTWATER’S GRAPHITE BUSINESS

Kellyton Graphite Plant

The Kellyton Graphite Plant has been under construction for over two years.  Under a lease with the Lake Martin Area Industrial Development Authority, AGP holds rights to approximately 70 acres to construct and operate the Kellyton Graphite Plant.  The lease has a term of 10 years, a nominal lease payment, and transfer of title to the land to AGP at the end of the lease term.  Further, the lease provides AGP the option to purchase the land for a nominal amount during the term of the lease.

AGP has also entered into incentive agreements with the State of Alabama and local municipalities for locating the Kellyton Graphite Plant near Kellyton, Alabama.  The incentive agreements provide certain tax credits and incentives under the Alabama Jobs Act in connection with the construction of the Kellyton Graphite Plant.

AGP owns two buildings, adjacent to the Kellyton Graphite Plant, that total approximately 90,000 sq. ft. The build-out of the administrative building was completed in April of 2022 and includes the R&D Lab constructed in 2023.  The other building is being used for the maintenance shop, shipping and receiving and as warehousing space.

Westwater plans to develop the Kellyton Graphite Plant in two phases (Phases I and II).

Phase I: Based upon the Company’s optimization plan, after testing and commissioning is completed, the Kellyton Graphite Plant is now anticipated to have capacity to produce approximately 26,500 mt per year of two products in the following quantities:

●	ULTRA-CSPG™: 12,500 mt per year
●	SG Fines:14,000 mt per year

Phase II: Upon completion of the Phase II expansion, the Kellyton Graphite Plant is now anticipated to have capacity to produce approximately 106,000 mt per year of two products in the following quantities:

●	ULTRA-CSPG™: 50,000 mt per year
●	SG Fines: 56,000 mt per year

Construction activities for Phase I of the Kellyton Graphite Plant began in the fourth quarter of 2021 and will continue in 2024.  While the Company continued construction activities in 2023, Westwater has reduced the level of construction activity from anticipated levels, including adjusting the timing of future work, until receipt of the additional funding needed to complete construction of Phase I of the Kellyton Graphite Plant.  Reducing the level of construction activity until financing is secured is expected to extend the overall schedule to complete Phase I of the Kellyton Graphite Plant.  The Company expects to provide an update on construction timing once, and if, the additional funding is secured.

Spheroidization, Purification and Post-Processing Activities

The Company will process natural graphite concentrate at the Kellyton Graphite Plant through a combination of sizing, shaping, spheroidization, and classification.  Once completed, the purification is expected to be performed using a proprietary purification process that was developed and tested during our pilot program by Dorfner Anzaplan,and other engineering consultants, and internally in our R&D Lab. The process uses a combination of technologies including a caustic bake, acid leach and thermal treatment, a process that allows for a smaller and more sustainable environmental footprint than that of a hydrofluoric acid leaching system, which is widely used by other graphite processing companies.   Once the graphite is purified to a minimum graphite carbon content of 99.95%, we then coat the SPG to manufacture the advanced graphite products we intend to sell. This unique application process developed by Westwater is the subject of a patent application that has been filed in the U.S. Patent and Trademark Office.

Westwater currently purchases graphite flake concentrate for the Kellyton Graphite Plant under a supply contract with Syrah Resources Limited. Westwater expects to continue to purchase graphite concentrate from Syrah Resources Limited and/or other sources for the Kellyton Graphite Plant until the Coosa Graphite Deposit is developed and in operation.  Westwater believes its current contract with Syrah Resources Limited provides adequate feedstock supply until then. Currently, the Coosa Graphite Deposit is being evaluated and developed for future mining operations, which will require permitting as well. Development of a mine at the Coosa Graphite Deposit, is expected to serve as an in-house source of graphite feedstock and will provide in-house QA/QC for raw-material inputs.

Coosa Graphite Deposit

Westwater acquired Alabama Graphite in 2018 as part of a strategic decision to refocus the Company to supply battery manufacturers with low-cost, high-quality, and high-margin battery-grade natural graphite products. As part of that transaction, Westwater became the owner of mineral lease rights over the Coosa Graphite Deposit, located near Rockford, Alabama, 50 miles southeast of Birmingham.  For further detail on the Coosa Graphite Deposit refer to Item 2, Properties, below.

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

Further development work at the Coosa Graphite Deposit is expected to result in the detailed design and construction of a milling and concentration plant.

Products and Business Development

The Company is working to develop products for potential major battery markets. Based on discussions with potential customers, Westwater will focus on the production of ULTRA-CSPG™ and SG Fines during Phase I of the Kellyton Graphite Plant and expects to evaluate the production of additional products in Phase II, subject to market demand and customer interest.

The Company is in active discussions with potential customers, including battery manufacturers and automobile manufacturers, with the goal of executing multi-year supply agreements. To date, the Company has executed a Procurement Agreement with SK On, which resulted from the ongoing collaboration under the JDA that was executed in the first quarter of 2023. The Company has also signed general terms and conditions for a supply agreement with a North American automobile manufacturer and is negotiating with this manufacturer regarding a possible off-take agreement. In addition, the Company has also executed Non-Disclosure Agreements with potential customers and has executed eight letters of intent across multiple product lines, which are subject to customary conditions and quality and packaging specifications to be included in future definitive agreements.

Regulation

Graphite extraction and processing is regulated by federal and state governments. Compliance with such regulations has a material effect on the economics of our operations and the timing of project development. Our primary regulatory costs have been, and are expected to relate to, obtaining licenses and operating permits from federal and state agencies before the commencement of production activities, as well as the cost for continuing compliance with licenses and permits once they have been issued. The current environmental and technical regulatory requirements for the graphite extraction and processing industry are well established.  However, the regulatory process can make permitting difficult and timing unpredictable.

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

Coosa Graphite Deposit

Graphite mining and processing in Alabama requires various permits, including those for any emissions to air, water, or other aspects of the environment.   Permits may be required from the State of Alabama, the U.S. Environmental Protection Agency, the Army Corps of Engineers, and other state and federal agencies.  Specifically, to mine the Coosa Graphite Deposit, permits may be required in accordance with the Alabama Surface Mining Act of 1969, which is administered by the Alabama Department of Labor (“DoL”). DoL issues mining permits, ensures that mine sites are properly bonded for reclamation purposes, and makes periodic inspections. The Company is currently in the process of determining which permits are needed as well as the requirements for posting surety obligations or negotiable bonds related to the area to be disturbed.  Future mining operations at the Coosa Graphite Deposit may be subject to the U.S. National Environmental Policy Act process, with potential review by various federal agencies that may include the U.S. Environmental Protection Agency, the Army Corp of Engineers, the Bureau of Land Management, and others.

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

Environmental Criteria and Actions

The definitive feasibility study (“DFS”) for Phase I of the Kellyton Graphite Plant was completed in October 2021. As part of the DFS, we have defined the raw material inputs, energy inputs, product streams, and waste streams, including air, water, solids and heat, for processing our graphite into battery products.  Integrated into these input and output streams, we are defining methods of reducing impacts to our environment, including:

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

Greenhouse gas emissions: Westwater has completed an initial life cycle assessment (“LCA”) for Phase I of the Kellyton Graphite Plant, which was prepared assuming that the plant produces the previous estimate of 7,500 mt of CSPG per year. Westwater plans to update the LCA for the higher planned production of 12,500 mt of CSPG per year once the plant is operating. However, based on the initial LCA, the main contributors to CO2 emissions at the Kellyton Graphite Plant are electricity consumption and direct CO2 emission from natural gas combustion. Westwater expects that Phase I will be a “minor source”, as defined by the Alabama Department of Environmental Management (“ADEM”), of air emissions with the following criteria pollutants: carbon monoxide (CO), ozone, lead nitrogen dioxide (NO2), sulfur dioxide (SO2), and particulate matter (PM) in respect to the USEPA’s Prevention of Significant Deterioration (PSD) program. All criteria pollutants are projected to be <100 TPY. Additionally, the projected emissions of hazardous air pollutants (HAPs) are expected to be below the “major source”, as defined by ADEM, threshold of 25 TPY and no single HAP is expected to be above the individual 10 TPY threshold. The Company anticipates that estimated emissions will remain below the major source thresholds when producing 12,500 mt of CSPG per year.

The expected process to produce battery-grade products for Phase I of the Kellyton Graphite Plant will not use hydrofluoric acid (HF), which is widely utilized elsewhere in the industry.  Westwater believes a non-HF process is advantageous because air and water emissions are either eliminated or significantly reduced, and because the chemicals that will be utilized in lieu of HF are non-volatile and will be recycled in part through a closed loop circuit.  The reduced environmental impact associated with operations at the Kellyton Graphite Plant should substantially outweigh any potential advantages (cost footprint) that may exist for the HF process.  The Kellyton Graphite Plant is designed to recycle approximately 90% of the chemicals used in its purification process.  Westwater estimates its process emits approximately 10% less greenhouse gas (GHG) emissions than Chinese natural graphite processing methods, and approximately 44% less GHG emissions than Chinese synthetic graphite processing methods.

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

Westwater has held “townhall” meetings with the local community in Coosa County, Alabama, to maintain open and transparent communication as well as to hear and work to address any concerns of the community. Multiple members of the Westwater team have attended meetings to discuss the economic development of the local community. The Company held a groundbreaking ceremony for the Kellyton Graphite Plant that was attended by state and local government officials and business leaders. The Company has also hosted first responders’ luncheons that have included tours of the Kellyton Graphite Plant for over 100 first responders and local officials to show appreciation to those helping within the local community.

Westwater has a strong history in social license. For instance, the Company has participated in community service projects to help with cleanup of local schools in Coosa County, Alabama. Historically, when the Company had prior operations, it provided scholarships to families within the communities where it had operations.

Westwater Team and Culture (Human Capital)

Our team and culture are keys to our success. Management aims to foster a diverse, equitable and inclusive culture.  In August of 2022, Westwater’s Board of Directors adopted a Diversity, Equity, Inclusion, and Accessibility Policy (“DEIA Policy”). We believe that a diverse workforce provides different viewpoints on business strategy, risk and innovation. We are committed to fostering solid relationships with all members of our workforce based on trust, treating workers fairly, providing them with safe and healthy working conditions and the opportunity to achieve and contribute to their full potential. Our team is defined by a commitment to our mission, vision, and values, which includes providing a great place to work for teammates, being a good neighbor in the communities where we work and live, and being a good steward for our investors.

As of December 31, 2023, 24 people were employed by Westwater.

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

Westwater has executed agreements with state and local community organizations to support local surrounding communities. While constructing, equipping, and operating the Kellyton Graphite Plant, the Company gives good-faith consideration to hiring and purchasing from qualified, local contractors and vendors in good standing with the State of Alabama. The Company is committed to recruiting and hiring local workers, and following commencement of operations at the Kellyton Graphite Plant, we are committed to employing not less than 100 full-time employees with a minimum salary requirement.

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

Regular attendance at Board meetings and the Annual Meeting of Stockholders is expected of each director. Our Board held nine meetings during 2023. All directors attended all meetings of the Board and applicable Committees held during the period that such director served in 2023. The independent directors met in executive session at several of the Board meetings held in 2023. All of the directors in office at the time attended the 2023 Annual Meeting of Stockholders.

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

Safety and Sustainability Committee (previously the Health, Safety, and Environmental Committee)

The Company has a Safety and Sustainability Committee that reports directly to the entire Board of Directors of Westwater.  The Safety and Sustainability Committee held three meetings in 2023.  The Committee’s charter reads, in part:

The Committee’s primary purposes are to:

●	provide advice, counsel and recommendations to management on:
o	health, safety, loss prevention issues and operational security, and
o	issues relating to sustainable development, environmental management and affairs, community relations, human rights, government relations and communications; and
●	assist the Board in its oversight of:
o	health, safety, loss prevention and operational security issues relating to the Company;

o	sustainable development, environmental affairs, relations with local communities and civil society, government relations, communications issues and human rights relating to the Company;
o	the Company’s compliance with regulations and policies that provide processes, procedures and standards to follow in accomplishing the Corporation’s goals and objectives relating to:
◾	health, safety, loss prevention issues and operational security ,and
◾	sustainable development, environmental management affairs, community relations, human rights, government relations and communications issues; and
o	management of risk related thereto.

Members of the Safety and Sustainability Committee have direct experience in managing ISO 14001 Environmental Management Systems (“EMS”). These systems are designed to provide for reliable performance in sustainable management of businesses.  The Company is committed to the continual improvement of its EMS, according to compliance obligations, by following the principles and requirements of ISO 14001.  After the completion of our Phase I DFS, management has designed ISO 14001 based management systems to facilitate and govern our environmental performance.  This effort includes the establishment of a preliminary set of metrics for measuring that performance.

Audit Committee

The Company has a separately designated Audit Committee composed solely of independent directors. The Audit Committee held four meetings in 2023.

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

Compensation Committee

The Compensation Committee held six meetings and had several informal discussions in 2023. The Compensation Committee is responsible for assisting the Board in setting the compensation of the Company’s directors and executive officers and administering and implementing the Company’s incentive compensation plans and equity-based plans.

Nominating and Governance Committee

The Nominating and Corporate Governance Committee held two meetings during 2023, and its duties and responsibilities are to:

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

We have incurred significant losses since ceasing production of uranium in 2009 and expect to continue to incur losses as a result of costs and expenses related to maintaining our properties and general and administrative expenses. As of December 31, 2023, we had net working capital of approximately $3.8 million, cash of approximately $10.9 million and an accumulated deficit of approximately $361.0 million. As a result of our evaluation of the Company’s liquidity for the next twelve months, we have included a discussion about our ability to continue as a going concern in our consolidated financial statements, and our independent auditor’s report for the year ended December 31, 2023 includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.” Our capital needs have, in recent years, been funded through sales of our debt and equity securities. In the event that we are unable to raise sufficient additional funds, we may be required to further delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition, long-term prospects and ability to continue as a viable business.

Our business could be negatively impacted by inflationary pressures, which may result in increased costs of operations and negatively impact our ability to access capital.

The U.S. experienced rising inflation in 2022 and 2023 and U.S. inflation is currently at a high level. This inflation has resulted in an increase in our costs for labor, services, and materials. Further, our suppliers face inflationary impacts such as the tight labor market and supply chain disruptions, that could increase the costs to construct and commission the Kellyton Graphite Plant, explore and develop the Coosa Graphite Deposit, and conduct our day-to-day operations. The rate and scope of these various inflationary factors may increase our operating costs materially, which may not be readily recoverable, and have an adverse effect on our costs, operating margins, results of operations and financial condition.

Further, sustained inflation has caused and may continue to cause the Federal Reserve Board to raise the target for the federal funds rate, which correspondingly causes increased interest rates.  Increased interest rates could have a negative effect on the securities markets generally which may, in turn, have a material adverse effect on the Company’s ability to access capital, particularly debt financing, and the market price of equity securities, including the Company’s common stock, which usually decrease as interest rates rise.  To the extent that we access debt financing or issue variable interest rate instruments in the future, any increase in interest rates would increase our cost of borrowing and our interest expense.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability – particularly, the ongoing military conflict between Russia and Ukraine and the unrest in the Middle East. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from these conflicts and geopolitical tensions.

The ongoing military conflicts and geopolitical tensions have caused broad disruption.  Although the length, impact and outcome of those conflicts is highly unpredictable, any one of the conflicts could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, higher inflation, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increases in cyberattacks and espionage.  While we expect any direct impacts to our business to be limited, the indirect impacts on the economy and on the mining industry and other industries in general could negatively affect our business and may make it more difficult for us to raise equity or debt financing. In addition, the impact of other current macro-economic factors on our business, which may be exacerbated by the conflicts including inflation, supply chain constraints and geopolitical events - is likely to have an adverse effect on our business.

We face a variety of risks related to our planned battery-graphite manufacturing business.

We plan to develop a battery-graphite manufacturing business that produces low-cost, high-quality, and high-margin graphite products for battery manufacturers. The planned battery-graphite manufacturing business is significantly different from our historic mining operations and carries a number of risks, including, without limitation:

●	unanticipated liabilities or contingencies;
●	the need for additional capital and other resources to expand into the battery-graphite manufacturing business;
●	competition from better-funded public and private companies, including from producers of synthetic graphite, and competition from foreign companies that are not subject to the same environmental and other regulations as the Company;
●	difficulty in hiring personnel or acquiring the intellectual property rights and know-how needed for the proposed battery-graphite manufacturing business; and
●	the potential for interruptions in our sources of graphite prior to operation of the Coosa Graphite Deposit due to environmental risks, geopolitical unrest, supply chain disruptions and transportation risks, and regulatory changes.

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

The construction and operation of the Kellyton Graphite Plant is subject to delays, cost overruns, and may not produce expected benefits.

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

Delays or cost overruns could also result from inaccuracies in the estimates and findings in the DFS; difficulties in negotiation of construction contracts; challenges with managing contractors and vendors; subcontractor performance; adverse weather conditions and natural disasters; increased costs, shortages, or inconsistent quality of equipment, materials, and labor; judicial or regulatory action; nonperformance under construction or other agreements; engineering or design problems; initial production, plant start-up, and operating risks; future pandemic health events; work stoppages; environmental and geological conditions; or challenges with start-up activities and operational performance.

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

We do not have a committed source of financing for the development of our graphite or vanadium projects. While we have spent cash of approximately $113.9 million through December 31, 2023, the remaining capital expenditures to construct Phase I of the Kellyton Graphite Plant are currently estimated at approximately $157.1 million, which amount has increased as a result of the optimization of Phase I of the Kellyton Graphite Plant, and delays in constructing the commercial scale processing facility and other cost overruns may increase that estimate. As of December 31, 2023, we have approximately $10.9 million in cash, and there can be no assurance that we will be able to obtain financing on commercially reasonable terms, if at all, for the remainder of the amount needed to construct Phase I of the Kellyton Graphite Plant or develop our properties. Our inability to construct the Kellyton Graphite Plant or develop our properties would have a material adverse effect on our future operations.

We have incurred losses and have had no revenue from operations since 2009, and we expect to continue to incur losses until the Kellyton Graphite Plant becomes operational, which is anticipated to occur in 2025 but could be subject to delays. We have no way to generate cash inflows outside of financing activities and we will continue to incur operating losses until we begin graphite and/or vanadium production on a scale sufficient to generate revenue to fund continuing operations, which cannot be assured. Our future production of purified graphite products is dependent on completion of the Kellyton Graphite Plant and successful implementation of graphite purification technology. Our future mining of graphite and vanadium is dependent upon the completion of an evaluation that will assess the amount, location and size of graphite and vanadium concentrations at our Coosa Graphite Deposit. We can provide no assurance that we will successfully produce graphite or vanadium on a commercial scale, that our properties will be placed into production or that we will be able to continue to find, develop, acquire and finance additional mineral resources or reserves. If we fail to reach commercial scale production and cannot find other means of generating revenue other than producing graphite and vanadium and/or access additional sources of private or public capital, we may not be able to remain in business and holders of our securities may lose their entire investment.

Volatility in graphite and vanadium prices may result in the Company not receiving an adequate return on invested capital.

Unless and until the Company produces natural graphite from the Coosa Graphite Deposit, the Company will be exposed to fluctuations in the price of natural flake graphite, which may increase substantially as the demand for graphite increases. In addition, the Company’s graphite and vanadium exploration and development activities may be significantly adversely affected by volatility in the price of graphite or vanadium. The success of our mining operations and ability to achieve positive cash flow is dependent on our ability to develop our properties and then operate them at a profit sufficient to finance further mining activities and for the acquisition and development of additional properties. Any profit will necessarily be dependent upon, and affected by, the long and short-term market prices of graphite and vanadium. Mineral prices fluctuate widely and are affected by numerous factors beyond the Company’s control such as global and regional supply and demand, interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, and the political and economic conditions of mineral-producing countries throughout the world. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company’s graphite and vanadium activities not producing an adequate return on invested capital to be profitable or viable. In addition, a significant, sustained drop in graphite and vanadium prices would cause us to recognize impairment of the carrying value of our graphite and vanadium or other assets, which could have an adverse impact on the Company’s financial conditions and results of operations.

Our operations are subject to environmental risks.

We are required to comply with environmental protection laws, regulations and permitting requirements in the United States, and we anticipate that we will be required to continue to do so in the future in connection with the construction and operations at our Kellyton Graphite Plant and Coosa Graphite Deposit. We have expended significant resources, both financial and managerial, to comply with environmental protection laws, regulations and permitting requirements, and we anticipate that we will be required to continue to do so in the future. The material environmental laws and regulations within the U.S. include the Clean Air Act, Clean Water Act, Safe Drinking Water Act, Federal Land Policy Management Act, National Park System Mining Regulations Act, State Department of Environmental Quality regulations, rules and regulations of the NEPA, National Pollution Discharge Elimination System (NPDES), and Section 404 of the Clean Water Act (CWA) as applicable.

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

Our intellectual property, which is primarily related to our proprietary rights to an improved method for the purification of graphite concentrate, is important to our business. We have filed patent applications in the United States, and we generally enter into confidentiality and invention agreements with our employees and consultants. We can make no assurances that a patent application will result in an issued patent and our failure to secure rights under the patent application may limit our ability to protect the intellectual property rights at the core of our proposed graphite production business. In addition, such patent protection and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons generally applicable to patents and their granting and enforcement. In addition, the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may be expensive. Our inability to protect our proprietary intellectual property rights or gain a competitive advantage from such rights could harm our ability to generate revenue and, as a result, our business and operations.

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

We face various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of coronavirus (“COVID-19”). The spread of COVID-19 led to disruption and volatility in the global capital markets, which increased the cost of capital and had an adverse impact on our access to capital. If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures or other restrictions in connection with any pandemic, our operations will likely be impacted. In addition, our costs may increase as a result of pandemics. These cost increases may not be fully recoverable or adequately covered by insurance.  The extent to which any pandemic may impact our business, financial condition, liquidity, results of operations and prospects is uncertain and cannot be predicted with confidence.

Any reduction, elimination, or discriminatory application of government subsidies and economic incentives because of policy changes, or the reduced need for such subsidies and incentives due to the perceived success of the electric vehicle or other reasons, may result in the diminished competitiveness of the alternative fuel and electric vehicle industry generally, and a resulting decrease in the demand for our graphite products by automotive manufacturers.

While certain tax credits and other incentives for alternative energy production, alternative fuel, and electric vehicles are currently and have been available in the past, there is no guarantee these programs will be available in the future. For example, the IRA provides a 10% tax credit for the costs of producing certain critical minerals, including graphite and vanadium.  In addition, a key provision of the IRA that could indirectly benefit the Company is the Clean Vehicle credit.  The IRA eliminates the previous limitation on the number of electric vehicles a manufacturer can sell before the Clean Vehicle credit is phased out or eliminated.  Further, the IRA sets a minimum domestic content threshold for the percentage of the value of applicable critical minerals contained in the battery of the electric vehicles. Moreover, if a vehicle battery’s critical minerals were extracted, processed or recycled by a “foreign entity of concern,” such as China, the tax credit would not apply.

This risk is particularly heighted during federal election years, including 2024, because such tax credits and existing trade policy are subject to heightened political scrutiny and uncertainty. A new Presidential administration or changing legislative priorities could materially alter legislation and laws, governmental regulations and policies supporting electric vehicles and climate change programs resulting in a materially adverse effect on our business and growth strategy.

Any future changes to tax incentives that make it less likely for electric vehicles in which our CSPG products are an integrated component to qualify for such incentives could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

Additionally, federal, state and local laws may impose additional barriers to electric vehicle adoption, including additional costs. For example, many states have enacted or proposed laws imposing additional registration fees for certain hybrids and electric vehicles to support transportation infrastructure, such as highway repairs and improvements, which have traditionally been funded through federal and state gasoline taxes. Any of the foregoing could materially and adversely affect the growth of the alternative fuel automobile markets – which we intend to support through the supply of our graphite products for high-capacity batteries – and resultingly, our business, prospects, financial condition, results of operations, and cash flows.

Because of our focus on producing and supplying low-cost, high-quality, and high-margin battery-grade natural graphite products for battery manufacturers, our future growth will be partially dependent on the demand for, and upon consumer’s willingness to adopt electric vehicles.

The electric vehicle market is rapidly evolving and there are several factors that may influence the adoption of electric vehicles including:

•perceptions about electric vehicle quality, safety, design, performance and cost, especially if negative events or accidents occur that are linked to the quality or safety of electric vehicles resulting in adverse publicity and harm to consumer perceptions of electric vehicles generally;

•perceptions about vehicle safety in general, in particular safety issues that may be attributed to the use of advanced technology including electric vehicle systems;

•the quality and availability of electric vehicle charging stations;

•the costs and challenges of installing home charging equipment, including for multi-family, rental and densely populated urban housing;

•the higher initial upfront purchase price of electric vehicles, despite lower cost of ongoing operating and maintenance costs, compared to other vehicles; and

•the environmental consciousness of consumers, and their adoption of electric vehicles.

Reductions or changes to tariffs or changes to existing regulations regarding global trade could decrease demand for our products.

In 2019, the Trump administration announced tariffs on goods imported from China. To date, the Biden administration has made no significant changes to these tariffs on Chinese goods. Additionally, in December 2023, the U.S. Department of the Treasury and the U.S. Department of Energy released interpretive guidance regarding the scope and application of FEOC-related restrictions in the IRA. Most importantly, the guidance identified the People’s Republic of China as an FEOC. These regulations are important because, starting in 2025, any vehicle whose batteries contain critical minerals – including graphite – that were extracted or processed in any manner, and to any degree, by an FEOC – including China – will be ruled ineligible for the Clean Vehicle Tax credit of $7,500 under section 30D of the Internal Revenue Code. As a result, an FEOC must be excluded from a vehicle battery’s supply chain in order for the vehicle to be eligible for the tax credit. However, reductions or changes to existing tariffs or any material changes to the IRA or related interpretative guidance on regarding FEOC could result in a reduction of demand for our products.

Risks Related to Exploration and Mining Activities

Our Coosa property is in the exploration stage. There is no assurance that we can establish the existence of any Mineral Reserve on the property in commercially exploitable quantities. Until we can do so, we cannot earn any revenue from the property, and if we do not do so, and are unable to enter into a joint venture or sell the property, we will lose all of the funds that we expend on exploration. If we do not discover any Mineral Reserves in a commercially exploitable quantity, our business could be adversely impacted.

We have established Mineral Resources at the Coosa Graphite Deposit but have not established any Mineral Reserves according to recognized reserve guidelines, nor can there be any assurance that we will be able to do so. A Mineral Reserve is defined by the SEC in S-K 1300 as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. There is no guarantee that a deposit will also be a "reserve" that meets the requirements of S-K 1300.  If Mineral Reserves on our property are established in the future, there can be no assurance that the property can be developed into a producing mine to extract those minerals. Both mineral exploration and development involve a high degree of risk.

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

Although the Company has rights to the minerals in the ground at the Coosa Graphite Deposit, the Company does not have rights to, or ownership of, the ground surface of the areas covered by its mineral rights. While applicable mining laws usually provide for rights of access to the surface for the purpose of carrying on mining activities, the enforcement of such rights through the courts can be costly and time consuming. It may be necessary for the Company to negotiate surface access or to purchase the surface rights if long-term access is required. There can be no guarantee that, despite having the right at law to access the surface and carry-on mining activities, the Company will be able to negotiate satisfactory agreements with any existing or future landowners/occupiers for such access or purchase such surface rights, and therefore we may be unable to carry out planned exploration or mining activities at the Coosa Graphite Deposit. In addition, in circumstances where such access is denied, or no agreement can be reached, the Company may need to rely on the assistance of local officials or the courts in such jurisdiction, the outcomes of which cannot be predicted with any certainty. The inability of the Company to secure surface access or purchase required surface rights could materially and adversely affect the timing, cost or overall ability of the Company to develop any mineral deposits it may locate at the Coosa Graphite Deposit.

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

Our common stock price has experienced substantial volatility in the past and may remain volatile in the future. During 2023, the sale price of our common stock ranged from a high of $1.31 per share to a low of $0.49 per share. Volatility in our stock price can be driven by many factors including, but not limited to, general market conditions, market conditions in the energy materials industry, announcements that we may make regarding our business plans or strategy, including announcements concerning our anticipated battery-graphite business, the substantial increase in the sale and issuance of shares of our common stock to finance our operations and the accuracy of expectations and predictions of financial analysts and the market as they pertain to our future business prospects. In addition, the price of our common stock may increase or decrease substantially for reasons unrelated to our operating performance or prospects. If our common stock continues to experience substantial price volatility, any shares investors purchase may rapidly lose some or substantially all of their value.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

RISK MANAGEMENT AND STRATEGY

The Company stores and transmits data including sensitive and nonpublic data regarding our company, employees, counterparties and customers, among others.  Like many companies, we are the subject of attempts by unauthorized actors to disrupt our operations, access our data, or otherwise cause damage to our technology infrastructure, including through the use of phishing, malware and other attack vectors.

In addition, we are subject to cybersecurity risk in connection with vendors we utilize.  For example, a weakness in vendor systems or software products that we use in the operation of our business may provide a mechanism for a cyber threat actor to access the Company’s systems or information through trusted paths.  Recent global supply chain security incidents such as compromises of reputable software update services are illustrative of this type of occurrence. To date, Westwater has not been materially affected by cybersecurity incidents.

In light of the nature of the data at risk and the cyber-related threats faced by the Company, the Company employs an agency-wide cybersecurity detection, protection and prevention program for the protection of the Company’s operations and assets.  This program includes cybersecurity protocols and controls, network protection, system monitoring and detection processes, vendor risk management process, and regular cybersecurity and privacy training for employees.  However, cybersecurity is an evolving landscape, and we are constantly learning from our own experiences as well as the experiences of others, and there can be no assurance that our processes and procedures will be successful in preventing all cybersecurity incidents.

GOVERNANCE

The Company’s Board of Directors is responsible for the oversight of risks related to cybersecurity threats.  Management communicates with the Board of Directors on a regular basis regarding cybersecurity efforts through risk reporting and the development and testing of procedures and exercises for responding to both internal and external cyber threats.

The Company’s Information Technology department, which is headed by the Company’s Information Technology Administrator, is responsible for the Company’s information technology program, including addressing cybersecurity risks, and utilizes specialized vendors to enhance the program.  The Information Technology department assess the effectiveness of its cybersecurity efforts through ongoing monitoring.

For a discussion of whether and how any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition, see Item 1A. Risk Factors, which is incorporated by reference into this Item 1C.

ITEM 2. PROPERTIES

KELLYTON GRAPHITE PLANT

The Kellyton Graphite Plant is located near Kellyton, Alabama and five miles northwest of Alexander City, Alabama. AGP executed a land lease with the Lake Martin Area Industrial Development Authority, providing AGP rights to approximately 70 acres to construct and operate the Kellyton Graphite Plant.  Westwater plans to develop the Kellyton Graphite Plant in two phases (Phases I and II).  Construction activities for Phase I of the Kellyton Graphite Plant began in the fourth quarter of 2021 and are expected to continue in 2024, subject to the Company securing the additional financing needed to complete construction. For more developments of construction items see Item 1, Description of Business.

A plan and design for Phase II is in place at a pre-feasibility level (“PFS”). The future estimated costs to develop and anticipated production for each phase of the Kellyton Graphite Plant development is based on Westwater’s completed DFS, as optimized for Phase I, and the PFS for Phase II, also as optimized.  The estimated economics for both Phase I and Phase II, assume that graphite concentrate will be purchased from a third-party rather than assuming any potential production from the Coosa Graphite Deposit.  The Company expects to provide investors with an update on the estimated Phase II costs and related economics upon completion of a Phase II DFS.

Production Pilot Operations

The Company completed its pilot program in 2021 and produced approximately 13 metric tonnes of battery-grade graphite products.  During the pilot scale program, graphite concentrates were purified and converted into advanced battery-grade graphite products.  The majority of the pilot program was performed at contracted laboratories. The purified material was manufactured into our three products, purified micronized graphite, coated spherical purified graphite and delaminated expanded graphite. The results of the pilot program were used to inform the results of the Company’s DFS, and to provide samples to potential customers. The Company continued to operate its pilot program to produce additional product samples for potential customers as needed during 2023.  As a result of the new R&D Lab at the Kellyton Graphite Plant, the Company is now performing certain parts of its production process on-site.

Project Development Plan

Phase I: After testing and commissioning is completed, the Kellyton Graphite Plant is anticipated to have annual production capacity of approximately 12,500 mt of ULTRA-CSPG™ and 14,000 mt of SG Fines. Graphite concentrate feedstock is anticipated to be supplied from Syrah Resources Limited until at least 2028.

Phase II: Upon completion of Phase II, the Company anticipates to have annual production capacity of approximately 50,000 mt of ULTRA-CSPG™ and 56,000 mt of SG Fines.

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

The Property. The Coosa Graphite Deposit is comprised of a lease of privately owned mineral rights from a single landowner covering an overall area of approximately 41,965 acres (approximately 65.6 square miles). The various property parcels that comprise the lease are contiguous with each other, except for a few small and isolated parcels that are situated in the far southern part of the project area. The lease has a series of five-year terms (commencing August 1, 2012) that are not to exceed 70 years in total. Under the terms of the lease Alabama Graphite is required to make annual payments of $10,000 for the original lease in order to maintain its property rights. Alabama Graphite is obligated to pay the owner of the mineral estate a net smelter return royalty of 2.00% for any production and sale of graphite, vanadium and other minerals derived from the leased lands. There is a further obligation to pay a 0.50% net smelter return royalty, not to exceed $150,000, and make payments of $100,000 at the time of completion of a “bankable feasibility study” and an additional $150,000 upon completion of “full permitting” of the leased property. These payments are payable to an unaffiliated third-party. Other than a temporary access permit that is renewed yearly, the Company does not hold any surface rights in the project area.

Accessibility. Access to the Coosa Graphite Deposit is currently good. The general area of the Coosa Graphite Deposit is accessible from local and regional population centers via a network of paved federal, state and county two-lane highways. Various parts of the project lands are traversed by numerous partially maintained dirt and gravel logging roads.

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

Permitting Status. The Company holds an exploration license from the State of Alabama for the Coosa Graphite Deposit, and is currently reviewing local, state, and federal permits for future development.

Mineral Resources

The IA was completed as a TRS, disclosing Mineral Resources, including an economic analysis, for the Coosa Deposit, in accordance with S-K 1300.  The TRS was completed on behalf of Westwater by SLR with an effective date of December 11, 2023, and filed by the Company on Form 8-K with the SEC on December 13, 2023.  SLR qualifies as a Qualified Person as defined under Item 1302 of Regulation S-K.

This TRS was prepared to add an economic analysis to the previously completed TRS by SLR, with an effective date of November 30, 2022 (the “2022 TRS”). The Mineral Resource estimate reported in the 2022 TRS remains unchanged.  The Mineral Resource estimate in the 2022 TRS is based on 205 drill holes totaling 39,434 ft.  Based on a 1.98% graphitic carbon (Cg) cut-off grade Indicated Mineral Resources total 26.0 million short tons (Mst) at an average grade of 2.89% Cg for a total of 754,000 short tons (st) Cg.  Inferred Mineral Resources are estimated as 97.0 Mst at an average grade of 3.08% Cg for a total of 3.0 Mst Cg.

The TRS was prepared in accordance with the regulations set forth in S-K 1300 with the objective of disclosing the Mineral Resources at the Coosa Deposit, with an economic analysis. Based on the density of drilling, continuity of geology and mineralization, testing, and data verification, the Mineral Resource estimates meet the criteria for Indicated or Inferred Mineral Resources as summarized in the TRS.

Estimated Mineral Resources, as initially reporting in the 2022 TRS, are summarized in the following table for Indicated and Inferred Mineral Resources, respectively, at a 1.98% Cg cut-off grade.  Mineral Resources were estimated separately for each mineralized horizon.  Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability. However, considerations of reasonable prospects for economic extraction were applied to the Mineral Resource calculations within the TRS.

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

The estimated base case economics in the IA is based on Indicated (11%) and Inferred (89%) Mineral Resources. The following table presents a summary of results for the estimated base case.

Preliminary Economic Analysis - Base Case
Item	Unit	Value
Cg Price	$/st	988
Cg Concentrate Sales	Mst	2.26
Total Gross Revenue	US$ M	2,254
Total Operating Costs	US$ M	(1,204)
Operating Margin	US$ M	1,050
Development Capital	US$ M	(152)
Sustaining Capital	US$ M	(142)
Final Closure/Reclamation	US$ M	(43)
Total Capital	US$ M	-336

Pre-tax Free Cash Flow	US$ M	714.1
Pre-tax NPV @ 8% discount rate	US$ M	229.2
Pre-tax IRR	%	26.7
After-tax Free Cash Flow	US$ M	608.2
After-tax NPV @ 8%	US$ M	190.2
After-tax IRR	%	24.2

The above estimated base case economics in the IA was based on the following key assumptions:

Revenue

●	Mineralized Material Inventory used for life of mine (LOM) planning: 72.7 Mst at 3.21% Cg with 2.33 Mst of contained Cg (65.9 million tonnes at 3.21% Cg with 2.11 million tonnes contained Cg), 100% attributable to Westwater
●	An average of 9,100 st (8,200 tonnes) mill feed per day mining from open pit for 4 Mst (3 million tonnes) per year
●	Mill recovery averaging 92%.
●	95% C concentrate grade at 100% payable
●	Average annual Cg concentrate sales: 103,000 stpa (93,000 tonnes per year)
●	Graphite price (CIF Kellyton Graphite Plant): US$998/st ($1,100/tonne)
●	Transport to Kellyton Graphite Plant (CIF): $10.69/st ($11.90/tonne)

Costs

●	Pre-production period: 24 months
●	Mine life: 22 years
●	Life of mine production plan as summarized in the TRS
●	Mine life capital totals $293 million, including $142 million of sustaining capital
●	Final end of mine reclamation and closure costs: $43 million
●	Average operating cost over the mine life is $15.41/st milled ($16.99/tonne milled)

Taxation and Royalties

●	Royalties: Merchant 0.5% NSR up to a maximum of $150,000; Lessor 2% NSR
●	Coosa County Severance Tax: $5/st concentrate ($5.51/tonne)
●	10 year Modified Accelerated Cost Recovery System (MACRS) depreciation method was used with total allowance of $286.3 million taken during the LOM
●	Percentage depletion method (14% for graphite) was used with total allowance of $305.4 million taken during the LOM
●	Loss Carry Forwards – Income tax losses may be carried forward indefinitely but may not be used for prior tax years
●	Federal tax rate of 21%, Alabama state income tax rate of 6.5%

Internal Control

The Company’s internal controls are designed to provide reasonable assurance that information and processes utilized assessing its indicated and inferred mineral resources are reasonable and reliable estimates aligned with industry best practices and reporting regulations.  Quality assurance (QA) consists of evidence to demonstrate that the assay data has precision and accuracy within generally accepted limits for the sampling and analytical method(s) used in order to have confidence in a resource estimate. Quality control (QC) consists of procedures used to ensure that an adequate level of quality is maintained in the process of collecting, preparing, and assaying the exploration drilling samples. In general, QA/QC programs are designed to prevent or detect contamination and allow assaying (analytical), precision (repeatability), and accuracy to be quantified. In addition, a QA/QC program can disclose the overall sampling-assaying variability of the sampling method itself.  Our quality assurance and control protocols over sampling and assaying of drill hole samples include insertion of certified reference materials, blanks and duplicates, as well as selective sample validation at secondary laboratories.  As indicated within the TRS, the Qualified Person has determined that the Company’s QA/QC programs meet current industry standard practice and the assay results within the database are suitable for use in a Mineral Resource estimate.

Management also assesses risks inherent in mineral resource estimates, such as the accuracy of geophysical data that is used to support mine planning, identify hazards and inform operations of the presence of mineable deposits.  For further information on risks regarding mining and exploration activity see Item 1A, Risk Factors above.

INFRASTRUCTURE

The Company’s carrying value of property, plant and equipment at December 31, 2023 is as follows:

	Net Property, Plant and Equipment at December 31, 2023
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Other property, plant and equipment	5,845	18	5,863
Construction in progress	117,565	—	117,565
Total	$132,382	$18	$132,400

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

ARBITRATION AGAINST TURKEY

On December 7, 2023 (the “Effective Date”), Westwater Resources, Inc. (the “Company”) accepted a payment from the Republic of Turkey in the amount of $3.1 million as complete, final, and full settlement of the matters at issue in the arbitration proceeding between the Company and the Republic of Turkey, which was completed in the summer of 2023 before the ICSID. On the Effective Date, each of the Company and the Republic of Turkey waived, released their respective right to enforce, forever discharged, and agreed not to pursue any claims against the other party for the awards made or to seek to recover any further amounts arising out of the ICSID arbitration proceeding. For additional information regarding the arbitration with the Republic of Turkey, please refer to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, as filed with the SEC.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK INFORMATION

Our common stock is traded on the NYSE American Capital Market under the symbol “WWR.” As of March 15, 2024, there were 69 holders of record of our common stock.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements as of and for the years ended December 31, 2023 and 2022, and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” above and elsewhere in this Annual Report on Form 10-K. See “Cautionary Note Regarding Forward-Looking Statements” above.

INTRODUCTION

Westwater Resources, Inc., originally incorporated in 1977, is an energy technology company focused on developing battery-grade natural graphite materials since its acquisition of Alabama Graphite in 2018. Alabama Graphite holds mineral rights to explore and potentially mine the Coosa Graphite Deposit.  During 2023, AGP, a wholly owned subsidiary of Westwater Resources, continued construction activities related to Phase I of the Kellyton Graphite Plant. In December of 2023, Alabama Graphite completed the Initial Assessment, with Economic Analysis, for the Company’s Graphite Deposit.

SUMMARY OF RECENT DEVELOPMENTS

Increase in Phase I Planned Production

As of the filing of this Annual Report on From 10-K, Westwater has completed a debottlenecking study with its third-party engineering firm resulting in a 67% year-over-year increase in anticipated CSPG production for Phase I of the Kellyton Graphite Plant.  As a result of this study, Westwater now anticipates CSPG production of 12,500 mt per year for Phase I of the Kellyton Graphite Plant.  Total estimated construction costs related to Phase I of the Kellyton Graphite Plant remain at approximately $271 million.

Customer Engagement Update

On February 4, 2024, the Company entered into a Products Procurement Agreement (“Procurement Agreement”) with SK On.  Pursuant to the terms of the Procurement Agreement, Westwater will supply CSPG natural graphite anode products from its Kellyton Graphite Plant to SK On battery plants located within the U.S. Under the terms of the Procurement Agreement, SK On will be obligated to purchase, on an annual basis, a quantity of Product equal to a percentage of the forecasted volume required by SK On (the “Minimum Purchase Amount”), provided that the Minimum Purchase Amount may be increased from time to time by the mutual agreement of the parties. The forecasted volume required by SK On in the final year of the Procurement Agreement is 10,000 mt of CSPG.  The Procurement Agreement is the result of Westwater and SK On’s collaboration during the year pursuant to the JDA that was executed in the first quarter of 2023.

Additionally, Westwater has signed general terms and conditions for a supply agreement with a North American automobile manufacturer and is negotiating a possible off-take agreement with this company.

Westwater continues to engage with these and other potential customers by providing samples of CSPG produced by the Company for testing and evaluation, hosting site tours of the Kellyton Graphite Plant, and having technical product development and commercial discussions. Feedback from certain potential customers indicates that Westwater’s material meets their initial specifications, and has resulted in the Company providing additional, or in some cases, larger product samples to these potential customers.

Kellyton Graphite Plant – Construction Update

Construction activities in 2023 consisted of receipt of additional long-lead equipment components, completing the construction of five of six primary plant buildings, and installation of overhead cranes, internal steel, and certain milling and shaping equipment. Westwater has constructed and is currently operating its R&D Lab. The R&D Lab allows Westwater to continue product development and optimization with potential customers, and to perform additional quality control tests. It also affords greater flexibility to optimize future samples in accordance with customer specifications.

Since inception of the project, and inclusive of liabilities as of December 31, 2023, the Company has incurred costs of approximately $119.2 million related to construction activities for Phase I of the Kellyton Graphite Plant.  While the Company continued construction activities related to Phase I of the Kellyton Graphite Plant during 2023, Westwater has reduced the level of construction activity from anticipated levels, including adjusting the timing of future work, until receipt of the additional funding needed to complete construction of Phase I of the Kellyton Graphite Plant.  Reducing the level of construction activity until financing is secured is expected to impact the overall schedule to complete Phase I of the Kellyton Graphite Plant.  The Company expects to provide an update on construction timing once, and if, the additional funding is secured.

Construction Financing Update

Westwater is currently engaged in discussions with several entities related to the financing of the Kellyton Graphite Plant. Issues in the market regarding the availability of critical minerals for battery products and the need for domestically sourced critical minerals, particularly in light of current geopolitical conditions, have helped create increased interest in the Kellyton Graphite Plant by these potential financing sources. Management believes that the execution of commercial agreements to sell some portion of its anticipated CSPG production, including the Procurement Agreement with SK On, will be a condition precedent to securing the financing needed to complete construction of Phase I of the Kellyton Graphite Plant.  Even with the execution of commercial agreements to sell some portion of the Company’s anticipated CSPG production, no assurance can be given that additional financing will be available, or in amounts sufficient to meet its needs, or on terms acceptable to the Company.

Coosa Graphite Deposit

Through its wholly owned subsidiary, Alabama Graphite, Westwater holds mineral rights across 41,965 acres of the Alabama graphite belt in Coosa County, Alabama. During the fourth quarter of 2023, Westwater completed an IA for the Coosa Graphite Deposit.  The IA was completed as a TRS disclosing Mineral Resources, including an economic analysis, for the Coosa Deposit, in accordance with S-K 1300.  The TRS was completed on behalf of Westwater by SLR International Corporation SLR with an effective date of December 11, 2023, and filed with the SEC on Form 8-K on December 13, 2023. For further information regarding this IA and the Coosa Graphite Deposit, refer to Item 2, Properties.

RESULTS OF OPERATIONS

Summary

Our consolidated net loss from continuing operations for the year ended December 31, 2023 was $7.8 million, or $0.15 per share, as compared with a consolidated net loss from continuing operations of $11.1 million, or $0.25 per share for the same period in 2022. The $3.3 million decrease in our consolidated net loss from continuing operations was due primarily to collection of a $3.1 million cash settlement from the Republic of Turkey, a $1.2 million write-off of accrued uranium royalties, a $0.3 million increase in interest income on our investment account, and $0.5 million less exploration expenses; offset partially by $1.8 million higher product development expenses associated with additional sample production.

Product Development Expenses

Product development expenses for the year ended December 31, 2023 were $2.9 million, an increase of $1.8 million compared to the prior year. Product development expenses for the year ended December 31, 2023, primarily relate to an increase in continued product development, product optimization costs, and additional sample production of battery-grade natural graphite products for evaluation by potential customers.

Exploration Expenses

Exploration expenses for the year ended December 31, 2023, were $0.3 million, a decrease of $0.5 million compared to the prior year.  The decrease in exploration expenses was the result to the Company completing its initial drilling program at the Coosa Graphite Deposit in April 2022.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2023, were $9.8 million, a decrease of approximately $0.1 million as compared with 2022.  The decrease is primarily due to approximately $0.2 million less in hiring fees and employee relocation costs in 2023 due to a hiring freeze and approximately $0.2 million of stock award forfeitures related to the Company’s former Chief Executive Officer’s departure in January 2023, offset by approximately $0.3 million of related severance charges.

Arbitration Costs

During the year ended December 31, 2023, the Company did not incur legal costs related to the arbitration against the Republic of Turkey. This represents a decrease of $0.1 million compared to the prior year.  See Item 3, Legal Proceedings and Note 9, Commitments and Contingencies for further detail.

Mineral Property Expenses

Mineral property expenses were less than $0.1 million for the year ended December 31, 2023, remaining flat compared to the prior year.  These costs include payments to land and surface owners.

Settlement

The Company realized a $3.1 million gain on the settlement of its arbitration against the Republic of Turkey in the fourth quarter of 2023 upon receipt of payment.  See Item 3, Legal Proceedings for further detail.

Other Income

Other income for the year ended December 31, 2023 was $2.4 million, an increase of approximately $1.4 million compared to prior year.  The increase is primarily due to a $1.2 million write-off of accrued uranium royalties and a $0.3 million increase in interest income on our investment account.

During the fourth quarter of 2023, the Company completed a voluntary disclosure of unclaimed property, which included a review of the historical accrued uranium royalties related to the Company’s former uranium business. Upon completion of the review by the state authority, it was concluded that the accrued uranium royalties were not owed or escheatable to the state.  Based on the completion of the voluntary disclosure of unclaimed property, the Company has determined that the probability of these accrued uranium royalty liabilities becoming payable is remote and therefore wrote off the estimated liability and recognized other income of $1.2 million for the year ended December 31, 2023.

FINANCIAL POSITION

Operating Activities

Net cash used in operating activities was $11.4 million for the year ended December 31, 2023, as compared with $13.2 million for the prior year. The $1.7 million decrease in cash used in operating activities was primarily due to $3.1 million of cash received by the Company in the fourth quarter related to the settlement of its arbitration against the Republic of Turkey and $0.3 million higher interest income earned during 2023. These increases were partially offset by higher product development expenses of $1.8 million in 2023 compared to 2022.

Investing Activities

Net cash used in investing activities was $58.3 million for the year ended December 31, 2023, as compared with $52.8 million of cash used in investing activities for the year ended December 31, 2022. The $5.5 million increase was primarily the result of increased capital expenditures related to Phase I construction of the Kellyton Graphite Plant.

Financing Activities

Net cash provided by financing activities was $5.4 million for the year ended December 31, 2023 as compared with $25.9 million in 2022. For the year ending December 31, 2023, the Company sold approximately 5.7 million shares of common stock through the Company’s ATM Offering Agreement totaling $4.7 million of net cash proceeds, and sold approximately 0.9 million shares of common stock pursuant to the 2020 Lincoln Park PA totaling $0.8 million of net cash proceeds.  For the year ended December 31, 2022, the Company sold 13.0 million shares of common stock through the Company’s ATM Offering Agreement totaling $25.9 million of net cash proceeds.  For the years ended December 31, 2023 and 2022, the proceeds received from sales of the Company’s common stock were primarily used to advance the Company’s graphite business plan, including the construction of Phase I of the Kellyton Graphite Plant, and general operating expenses.  The $20.5 million decrease in 2023 compared to 2022 was primarily due to fewer shares of common stock sold, lower trading volumes and lower average stock prices.

LIQUIDITY AND CAPITAL RESOURCES

Since 2009, the Company has not recorded revenue from operations, and as such, Westwater is subject to all the risks associated with development stage companies.  Management expects to continue to incur cash losses as a result of construction activity at the Kellyton Graphite Plant and general and administrative expenses until operations commence at the Kellyton Graphite Plant.  Operations at the Kellyton Graphite Plant are dependent on securing the additional funding needed to complete construction of Phase I of the Kellyton Graphite Plant.

The Company has relied on equity and debt financings and asset sales to fund its operations. During the year ended December 31, 2023, and through the date the consolidated financial statements are issued, the Company continued construction activities related to the Kellyton Graphite Plant. However, while the Company has continued certain construction activities related to Phase I of the Kellyton Graphite Plant, those activities have been significantly reduced from anticipated levels until the additional funding needed to complete Phase I of the Kellyton Graphite Plant is in place.  The Company’s construction related contracts include termination provisions at the Company’s election that do not obligate the Company to make payments beyond what is incurred by the third-party service provider through the date of such termination.  In its going concern analysis, the Company considered construction activity and related costs through the date that the consolidated financial statements were issued.  Based on this analysis, the Company’s planned non-discretionary expenditures for one year past the issue date of the consolidated financial statements, exceed the cash on hand as the date of the consolidated financial statements, excluding funding opportunities and the Company’s current equity facility.

At December 31, 2023 the Company’s cash balances were $10.9 million.  During the year ended December 31, 2023, the Company sold approximately 5.7 million shares of common stock through the Company’s ATM Offering Agreement totaling $4.7 million of net cash proceeds and sales of approximately 0.9 million shares of common stock sold pursuant to the 2020 Lincoln Park PA totaling $0.8 million in net cash proceeds.  As of December 31, 2023, the Company has $16.0 million remaining available for future sales under the ATM Offering Agreement and no shares of common stock available for future sales pursuant to the 2020 Lincoln Park PA, as that agreement expired pursuant to its terms in December 2023.

The Company expects to continue to incur losses as a result of costs and expenses related to construction activity and ongoing general and administrative expenses until operations commence at the Kellyton Graphite Plant.  The Company has historically relied and expects to continue to rely, on debt and equity financing to fund its operations and business plan. Along with evaluating the continued use of the ATM Offering Agreement, the Company is considering other forms of project financing to fund the construction of the Kellyton Graphite Plant, including both Phase I and Phase II. The alternative sources of project financing could include, but are not limited to, project debt, convertible debt, or pursuing a partnership or joint venture. If funds are not available to fund the construction of Phase I of the Kellyton Graphite Plant through the equity capital markets or alternative financing sources, the Company may be required to reduce or severely curtail operations, change its planned business development strategies related to the Coosa Graphite Deposit and Phase I of the Kellyton Graphite Plant, alter the construction and commissioning timeline of Phase I of the Kellyton Graphite Plant, or put the construction of Phase I on hold until additional funding is obtained.  If the Company is required to abandon construction and development or alter its intended long-term plans related to the Kellyton Graphite Plant, the Company could be required to evaluate the recoverability of its long-lived assets.

While the Company has advanced its business plan and has been successful in the past raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company. Recent volatility in the equity and debt capital markets, rising interest rates, inflation and generally uncertain economic conditions could significantly impact the Company’s ability to access the necessary funding to advance its business plan. Further, on March 13, 2023, the Company filed a prospectus supplement to its existing shelf registration statement on Form S-3 (the “Registration Statement”) and as a result, the Company’s access to the available capacity under the Registration Statement is now subject to General Instructions I.B.6 of Form S-3, which limits the amounts that the Company may sell under the Registration Statement.  As of December 31, 2023, after giving effect to these limitations and the current public float of our common stock, and after giving effect to the terms of the ATM Offering Agreement, we currently may offer and sell shares of our common stock having an aggregate offering price of up to approximately $16.0 million under the ATM Offering Agreement, which amount is in addition to the shares of common stock that we have sold to date in accordance with the ATM Offering Agreement under the Registration Statement and prospectus supplements thereto. The Company’s ability to raise additional funds under the ATM Offering Agreement may be further limited by the Company’s market capitalization, share price and trading volumes. For additional disclosure, refer to Note 2, Liquidity and Going Concern to these consolidated financial statements in this Annual Report on Form 10-K.

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

Property, Plant and Equipment

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company considers events or changes in circumstances such as, but not limited to, significant negative impacts in the market price or demand of graphite and or potential graphite products, a significant adverse change in the extent or manner to which we will use our long-lived asset (or asset group), adverse social or political developments, accumulation of costs over projected budget or accumulation of costs in excess of potential future cash flows of a long-lived asset (or asset group).

Graphite Processing Facilities and Equipment

Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows or upon an estimate of fair value that may be received in an exchange transaction. Future cash flows are estimated based on expected graphite prices, production levels, and operating and capital costs over the estimated useful life of the project. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimate of future cash flows require significant management judgement and are based on numerous assumptions. Actual future cash flows may be significantly different than the estimates, as actual future quantities of production, future changes in market price or demand of graphite, operating and capital costs, and availability and cost of capital are each subject to significant risks and uncertainties.

Mineral Properties

Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows or upon an estimate of fair value that may be received in an exchange transaction. Future cash flows are estimated based on quantities of recoverable minerals, projected graphite prices, production levels, and operating and capital costs, based upon the projected remaining future graphite or vanadium production. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting unit at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of graphite or vanadium that will be obtained after taking into account losses during processing and treatment. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimate of future cash flows require significant management judgement and are based on numerous assumptions. Actual future cash flows may be significantly different than the estimates, as actual future quantities of recoverable minerals, future changes in market price or demand of graphite, production levels and operating costs of production and availability and cost of capital are each subject to significant risks and uncertainties.

No impairment was recorded in 2023 or 2022.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Westwater Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Westwater Resources, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the consolidated financial statements, since 2009, the Company has not recorded revenues from operations, and as such, is subject to all the risks associated with development stage companies. Management expects to continue to incur cash losses as a result of construction activity at the Kellyton Graphite Plant and general and administrative expenses until operations commence at the Kellyton Graphite Plant. Operations at the Kellyton Graphite Plant are dependent on securing the requisite funding needed to complete construction. The Company’s planned non-discretionary expenditures for one year past the date that these consolidated financial statements are available to be issued, exceed the cash on hand as of the date that these consolidated financial statements are available to be issued, excluding external funding opportunities and the Company’s current equity facility, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2.

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

Asset Impairment

As disclosed in notes 1 and 3 to the consolidated financial statements, the Company performs an evaluation of long-lived assets, inclusive of construction in progress which totals $117,565 (in thousands), for impairment annually or more frequently when events or changes indicate that impairment may have occurred. During 2023, the Company determined that certain impairment indicators were present that suggested the carrying amount of construction in progress related to its graphite processing facility may not be recoverable and an impairment test was performed as of December 31, 2023.

We identified the Company’s recoverability test for construction in progress related to its graphite processing facility as a critical audit matter. The Company’s determination of the forecasted undiscounted cash flows required significant judgment by management due to the use of estimates with significant measurement uncertainty. Auditing the Company’s recoverability test was complex due to the high degree of auditor judgment, subjectivity and effort in evaluating management’s significant assumptions, such as processing capacity, net revenue, cost of goods sold, operating expenses, and capital costs, included in the determination of the forecasted undiscounted cash flows. In addition, the audit effort involved the use of professionals with specialized skills and knowledge.

The primary procedures we performed to address this critical audit matter included:

●	Obtaining an understanding of the qualifications of the Company’s third-party specialist and evaluating the specialist’s competence, capabilities and objectivity;
●	Performing a sensitivity analysis over the significant assumptions used in the recoverability test;
●	Involving our valuation professionals with specialized skills and knowledge to assist with our evaluation of the forecasted undiscounted cash flows;
●	Testing the mathematical accuracy of management’s recoverability test

/s/ Moss Adams LLP

Denver, Colorado

March 19, 2024

We have served as the Company’s auditor since 2017.

WESTWATER RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(expressed in thousands of dollars, except share amounts)

	December 31,	December 31,
	2023	2022
ASSETS

Current Assets:
Cash and cash equivalents	$10,852	$75,196
Prepaid and other current assets	762	892
Total Current Assets	11,614	76,088

Property, plant and equipment, at cost:
Property, plant and equipment	132,870	90,335
Less: Accumulated depreciation	(470)	(257)
Net property, plant and equipment	132,400	90,078
Operating lease right-of-use assets	336	87
Finance lease right-of-use assets	20	—
Other long-term assets	5,461	2,155
Total Assets	$149,831	$168,408

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$5,957	$23,008
Accrued liabilities	1,696	1,963
Operating lease liability, current	117	91
Finance lease liability, current	5	—
Total Current Liabilities	7,775	25,062

Operating lease liability, net of current	220	—
Finance lease liability, net of current	15	—
Other long-term liabilities	1,378	1,378
Total Liabilities	9,388	26,440

Commitments and Contingencies (see note 9)

Stockholders’ Equity:
Common stock, 100,000,000 shares authorized, $0.001 par value
Issued shares - 55,387,794 and 48,405,543, respectively
Outstanding shares - 55,387,633 and 48,405,382, respectively	55	48
Paid-in capital	501,675	495,456
Accumulated deficit	(361,029)	(353,278)
Less: Treasury stock (161 shares), at cost	(258)	(258)
Total Stockholders’ Equity	140,443	141,968

Total Liabilities and Stockholders’ Equity	$149,831	$168,408

The accompanying notes are an integral part of these consolidated financial statements.

WESTWATER RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in thousands of dollars, except share and per share amounts)

	For the Year Ended
	December 31,
	2023	2022
Operating Expenses:
Product development expenses	$(2,935)	$(1,145)
Exploration expenses	(301)	(756)
General and administrative expenses	(9,780)	(9,902)
Arbitration costs	—	(142)
Mineral property expenses	(34)	(34)
Depreciation and amortization	(221)	(146)
Total operating expenses	(13,271)	(12,125)

Non-Operating Income:
Gain on settlement	3,100	—
Other income, net	2,420	1,004
Total other income	5,520	1,004

Net Loss	$(7,751)	$(11,121)

BASIC AND DILUTED LOSS PER SHARE	$(0.15)	$(0.25)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	52,037,463	44,909,500

The accompanying notes are an integral part of these consolidated financial statements.

WESTWATER RESOURCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(expressed in thousands of dollars, except share amounts)

	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances, January 1, 2022	35,279,724	$35	$468,578	(342,157)	$(258)	$126,198
Net loss	—	—	—	(11,121)	—	(11,121)
Common stock issued, net of issuance costs	12,957,847	13	25,888	—	—	25,901
Stock compensation expense and related share issuances, net of shares withheld for the payment of taxes	167,972	—	1,022	—	—	1,022
Minimum withholding taxes on net share settlements of equity awards	—	—	(32)	—	—	(32)
Balances, December 31, 2022	48,405,543	$48	$495,456	$(353,278)	$(258)	$141,968
Net loss	—	—	—	(7,751)	—	(7,751)
Common stock issued, net of issuance costs	6,581,205	7	5,490	—	—	5,497
Stock compensation expense and related share issuances, net of shares withheld for the payment of taxes	401,046	—	837	—	—	837
Minimum withholding taxes on net share settlements of equity awards	—	—	(108)	—	—	(108)
Balances, December 31, 2023	55,387,794	$55	$501,675	$(361,029)	$(258)	$140,443

The accompanying notes are an integral part of these consolidated financial statements.

WESTWATER RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in thousands of dollars)

	For the Year Ended December 31,
	2023	2022
Operating Activities:
Net loss	$(7,751)	$(11,121)
Reconciliation of net loss to cash used in operations:
Non-cash lease expense	128	153
Depreciation and amortization	221	146
Stock compensation expense	837	1,022
Accrued uranium royalties write-off	(1,150)	—
Gain on disposal of fixed assets	—	(1)
Effect of changes in operating working capital items:
Increase in other long-term assets	(3,306)	(2,058)
Decrease (increase) in prepaids and other current assets	130	(669)
Decrease in payables and accrued liabilities	(539)	(648)
Net Cash Used In Operating Activities	(11,430)	(13,176)

Investing Activities:
Proceeds from sale of fixed assets	—	1
Capital expenditures	(58,295)	(52,791)
Net Cash Used In Investing Activities	(58,295)	(52,790)

Financing Activities:
Issuance of common stock, net	5,497	25,901
Payment of minimum withholding taxes on net share settlements of equity awards	(108)	(32)
Payments on finance lease liabilities	(8)	—
Net Cash Provided By Financing Activities	5,381	25,869

Net decrease in Cash and Cash Equivalents	(64,344)	(40,097)
Cash and Cash Equivalents, Beginning of Period	75,196	115,293
Cash and Cash Equivalents, End of Period	$10,852	$75,196

Supplemental Cash Flow Information
Non-cash right-of-use asset obtained in exchange for operating lease liability	377	—
Non-cash right-of-use asset obtained in exchange for finance lease liability	28	—
Accrued capital expenditures (at end of period)	5,309	21,070
Total Supplemental Cash Flow Information	$5,714	$21,070

The accompanying notes are an integral part of these consolidated financial statements.

1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Westwater Resources, Inc., originally incorporated in 1977, is an energy technology company focused on developing battery-grade natural graphite materials since its acquisition of Alabama Graphite in 2018. Alabama Graphite holds mineral rights to explore and potentially mine the Coosa Graphite Deposit. During 2023, AGP, a wholly owned subsidiary of Westwater Resources, continued construction activities related to Phase I of the Kellyton Graphite Plant.  In December of 2023, Alabama Graphite completed the Initial Assessment, with Economic Analysis, for the Company’s Graphite Deposit.

Reclassification

Certain amounts of non-cash lease expense and other long-term assets within the Operating Activities section of the Consolidated Statement of Cash Flows as of December 31, 2022, have been reclassified to conform to the December 31, 2023, presentation.  This reclassification did not result in any changes in the net cash used in operating activities, net loss or changes in stockholders’ equity for the year ended December 31, 2022.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) and include the accounts of Westwater Resources, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates included in the preparation of the financial statements are related to estimates of recoverable inventories; write-down of inventory; contingent liabilities; stock-based compensation and asset impairment, including estimates used to derive future cash flows or market value associated with those assets.  As of December 31, 2023, the Company updated their accounting estimate of accrued uranium royalties.  For additional information, see Note 7 to these consolidated financial statements.

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

Inventory

Inventory consists of raw material of natural flake graphite as of December 31, 2023 and 2022.  The Company values the natural flake graphite concentrate at the lower of cost or net realizable value.  Net realizable value represents the estimated future sales price of the product based on current and long-term graphite prices, less the estimated costs to complete production and bring the product to sale.  Write-downs of the natural flake graphite concentration to net realizable value are reported as a component of costs applicable to sales.  The current portion of inventory is determined based on the expected amounts to be processed within the next 12 months and utilize the short-term metal price assumption in estimating net realizable value.  Inventory not expected to be processed within the next 12 months are classified as non-current within other long-term assets and utilize the long-term metal price assumption in estimating net realizable value.  Costs are removed from raw materials using an average cost basis.

For further information related to inventory during the year ended December 31, 2023 and 2022, see Note 11 to these consolidated financial statements.

Accounting for Government Grants

U.S. GAAP does not contain authoritative accounting standards for incentives and grants provided by governmental entities to a for-profit entity. Absent authoritative accounting standards, interpretative guidance issued and commonly applied by financial statement preparers allows for the selection of accounting policies amongst acceptable alternatives. Based on facts and circumstances outlined below, the Company determined it most appropriate to account for the land received from the local municipality as an in-substance government grant by analogy to International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance. Under the provisions of IAS 20, government grants “are assistance by government in the form of transfers of resources to an entity in return for past or future compliance with certain conditions relating to the operating activities of the entity.” A government grant is recognized when there is reasonable assurance that the Company will meet the terms for receiving and realizing the benefit of the grant. IAS 20 does not define “reasonable assurance”, however, based on certain interpretations, it is analogous to “probable” as defined in FASB ASC 450-20-20 under U.S. GAAP, which is the definition the Company has applied to its determination of recognizing the land grant at inception of the government grant. Under IAS 20, government grants are recognized in earnings on a systematic basis over the periods in which the Company recognizes costs for which the grant is intended to compensate (i.e. qualified expenses). Further, IAS 20 permits for the recognition in earnings either separately under a general heading such as other income, or as a reduction of the related expenses. The Company has elected to recognize government grant income separately within other income to present a clearer distinction in its financial statements between its operating income and the amount of net income resulting from the land grant.

For further information related to government grants recognized by the Company during the year ended December 31, 2021, see Note 3 to these consolidated financial statements.

Asset Impairment

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company considers events or changes in circumstances such as, but not limited to, significant negative impacts in the market price or demand of graphite and or potential graphite products, a significant adverse change in the extent or manner to which we will use our long-lived asset (or asset group), adverse social or political developments, accumulation of costs over projected budget or accumulation of costs in excess of potential future cash flows of a long-lived asset (or asset group).

Graphite Processing Facilities and Equipment

Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows or upon an estimate of fair value that may be received in an exchange transaction. Future cash flows are estimated based on expected graphite prices, production levels, and operating and capital costs over the estimated useful life of the project. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimate of future cash flows require significant management judgement and are based on numerous assumptions. Actual future cash flows may be significantly different than the estimates, as actual future quantities of production, future changes in market price or demand of graphite, operating and capital costs, and availability and cost of capital are each subject to significant risks and uncertainties.

Mineral Properties

Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows or upon an estimate of fair value that may be received in an exchange transaction. Future cash flows are estimated based on quantities of recoverable minerals, projected graphite prices, production levels, and operating and capital costs, based upon the projected remaining future graphite or vanadium production. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting unit at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of graphite or vanadium that will be obtained after taking into account losses during processing and treatment. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimate of future cash flows require significant management judgement and are based on numerous assumptions. Actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, future changes in market price or demand of graphite, production levels and operating costs of production and availability and cost of capital are each subject to significant risks and uncertainties.

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

Recurring Fair Value Measurements

The following tables set forth the Company’s assets measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2023 and 2022.  In accordance with U.S. GAAP, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The carrying amounts of certain financial instruments, including cash and accounts payable approximate fair value due to their short maturities.  Consequently, such financial instruments are not included in the following tables.

	December 31, 2023
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current assets
Cash equivalent:
Money market account	$10,424	$—	$—	$10,424
Total current assets recorded at fair value	$10,424	$—	$—	$10,424

	December 31, 2022
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current assets
Cash equivalent:
Money market account	$68,676	$—	$—	$68,676
Total current assets recorded at fair value	$68,676	$—	$—	$68,676

Non-recurring Fair Value Measurements

There were no assets or liabilities recognized at fair value on a non-recurring basis by level as of December 31, 2023 and 2022.

Loss Per Share

Basic loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted loss per share is not presented as the effect on the basic loss per share would be anti-dilutive. At December 31, 2023 and 2022, the Company had 2,197,884 and 1,564,168, respectively, in potentially dilutive securities.

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

Product Development Expenses

Product development expenses for the years ended December 31, 2023, and 2022 were $2.9 and $1.1 million, respectively. Product development costs for the years ended December 31, 2023 and 2022 primarily relate to continued product development, product optimization costs, and continued sample production of battery-grade natural graphite products for evaluation by potential customers.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”) which is effective for interim and annual periods beginning after December 15,2022. ASU 2016-13 changed how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies are required to estimate lifetime expected credit losses and recognize an allowance against the related instruments. For available for sale debt securities, companies are required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. This update results in earlier recognition of losses and impairments. The adoption of ASU 2016-13 did not result in a material impact to our Financial Statements.

In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to ASC 326, Financial Instruments – Credit Losses,” (“ASU 2018-19”) which is effective for interim and annual periods beginning after December 15, 2022, and clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases are accounted for in accordance with ASC 842, Leases. The adoption of ASU 2018-19 did not result in a material impact to our Financial Statements.

In July 2023, the FASB issued ASU 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement – Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation – Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 – General Revision of Regulation S-X: Income or Loss Applicable to Common Stock.” These updates were immediately effective and did not have a material impact on our Financial Statements.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures," (“ASU 2023-09”) which is intended to enhance the transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments require that on an annual basis, entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments require that entities disclose additional information about income taxes paid as well as additional disclosures of pretax income and income tax expense, and remove the requirement to disclose certain items that are no longer considered cost beneficial or relevant. ASU 2023-09 will be effective for annual periods beginning after December 15, 2025.  This update will be effective beginning January 1, 2026, and the Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," (“ASU 2023-07”) which is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements.  ASU 2023-07 will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.  This update will be effective for the annual period beginning January 1, 2024, and for interim periods beginning January 1, 2025, and the Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

 In October 2023, the FASB issued ASU 2023-06, “'Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” (“ASU 2023-06”). The new guidance clarifies or improves disclosure and presentation requirements on a variety of topics in the codification. The amendments will align the requirements in the FASB Accounting Standard Codification with the SEC’s regulations. The amendments are effective prospectively on the date each individual amendment is effectively removed from Regulation S-X or Regulation S-K. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

2.	LIQUIDITY AND GOING CONCERN

The consolidated financial statements of the Company have been prepared on a “going concern” basis, which means that the continuation of the Company is presumed even though events and conditions exist that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern because it is possible that the Company will be required to adversely change its current business plan or may be unable to meet its obligations as they become due within one year after the date that these consolidated financial statements were issued.  The Company last recorded revenue from operations in 2009, and as such, Westwater is subject to all the risks associated with a development stage company.

Management considered the following events and conditions in its going concern analysis. The Company last recorded revenue from operations in 2009. The Company expects to continue to incur cash losses as a result of construction activity at the Kellyton Graphite Plant and general and administrative expenses until operations commence at the Kellyton Graphite Plant.  Operations at the Kellyton Graphite Plant are dependent on securing the additional funding needed to complete construction of Phase I of the Kellyton Graphite Plant.  If funds are not available to fund the construction of Phase I of the Kellyton Graphite Plant through the equity capital markets or alternative financing sources, the Company may be required to reduce or severely curtail operations, change its planned business development strategies related to the Coosa Graphite Deposit and Phase I of the Kellyton Graphite Plant, alter the construction and commissioning timeline of Phase I of the Kellyton Graphite Plant, or put the construction of Phase I on hold until additional funding is obtained.  If the Company is required to abandon construction and development or alter its intended long-term plans related to the Kellyton Graphite Plant, the Company could be required to evaluate the recoverability of its long-lived assets.

Since 2009, the Company has relied on equity financings, debt financings and asset sales to fund its operations. During the year ended December 31, 2023, and through the date the consolidated financial statements are issued, the Company continued construction activities related to the Kellyton Graphite Plant.  However, while the Company has continued certain construction activities related to Phase I of the Kellyton Graphite Plant, those activities have been significantly reduced from anticipated levels until the additional funding needed to complete Phase I of the Kellyton Graphite Plant is in place. The Company’s construction related contracts include termination provisions at the Company’s election that do not obligate the Company to make payments beyond what is incurred by the third-party service provider through the date of such termination.  In its going concern analysis, the Company considered the construction activity and related costs through the date the consolidated financial statements were issued.  Based on this analysis the Company’s planned non-discretionary expenditures for one year past the issue date of these consolidated financial statements, exceed the cash on hand as of the date of these consolidated financial statements, excluding external funding opportunities and the Company’s current equity facility.

At December 31, 2023 the Company’s cash balances were $10.9 million.  During the year ended December 31, 2023, the Company sold approximately 5.7 million shares of common stock through the Company’s ATM Offering Agreement totaling $4.7 million of net cash proceeds and sales of approximately 0.9 million shares of common stock sold pursuant to the 2020 Lincoln Park PA totaling $0.8 million in net cash proceeds.  As of December 31, 2023, the Company has $16.0 million remaining available for future sales under the ATM Offering Agreement and no shares of common stock available for future sales pursuant to the 2020 Lincoln Park PA, as that agreement expired pursuant to its terms in December 2023.

While the Company has advanced its business plan and has been successful in the past raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company. Recent volatility in the equity and debt capital markets, rising interest rates, inflation and generally uncertain economic conditions could significantly impact the Company’s ability to access the necessary funding to advance its business plan.  Further, on March 13, 2023, the Company filed a prospectus supplement to the Registration Statement and as a result, the Company’s access to the available capacity under the Registration Statement is now subject to General Instructions I.B.6 of Form S-3, which limits the amounts that the Company may sell under the Registration Statement.  As of December 31, 2023, after giving effect to these limitations and the current public float of our common stock, and after giving effect to the terms of the ATM Offering Agreement, we currently may offer and sell shares of our common stock having an aggregate offering price of up to approximately $16.0 million under the ATM Offering Agreement, which amount is in addition to the shares of common stock that we have sold to date in accordance with the ATM Offering Agreement under the Registration Statement and prospectus supplements thereto.  The Company’s ability to raise additional funds under the ATM Offering Agreement may be further limited by the Company’s market capitalization, share price and trading volume.

When considering the above events and conditions in the aggregate, the Company believes such events and conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that these consolidated financial statements were issued.

3.	PROPERTY, PLANT AND EQUIPMENT

	Net Book Value of Property, Plant and Equipment at December 31, 2023
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Other property, plant and equipment	5,845	18	5,863
Construction in progress	117,565	—	117,565
Total	$132,382	$18	$132,400

	Net Book Value of Property, Plant and Equipment at December 31, 2022
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Other property, plant and equipment	5,745	24	5,769
Construction in progress	75,337	—	75,337
Total	$90,054	$24	$90,078

Construction in Progress

Construction in progress represents assets that are not ready for service or are in the construction stage. Assets are depreciated based on the estimated useful life of the asset once it is placed in service.

Impairment of Property, Plant and Equipment

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  As of December 31, 2023, the Company performed a recoverability test pursuant to ASC 360, primarily due to recent market trends in the graphite market and determined that there was no impairment.  For the years ended December 31, 2023 and 2022, no impairment charges were recorded on the Company’s assets.

Land Addition

On June 22, 2021, AGP entered into incentive agreements with the State of Alabama and local municipalities for the siting of the Kellyton Graphite Plant. The incentive agreements provide certain tax credits and incentives under the Alabama Jobs Act in connection with the construction of the processing facility. Additionally, in connection with and in contemplation of the incentive agreements, on July 23, 2021, AGP entered into a land lease with the Lake Martin Area Industrial Development Authority. The lease provides AGP rights to approximately 70 acres to construct and operate its commercial graphite processing facility in Coosa County, Alabama. The lease has a term of 10-years, a nominal lease payment, and transfer of title to AGP at the end of the lease term. Further, the lease provides AGP the option to purchase the land for a nominal amount during the term of the lease. The incentive agreements and the lease are accounted for by the Company as a government grant; whereby the Company realized the fair value of the land of $1.4 million as an increase to Property, plant, and equipment with a corresponding obligation recorded in Other long-term liabilities in the consolidated balance sheet at December 31, 2023.  The $1.4 million recognized represents the fair value of the land at the time of lease inception in 2021. The land represents a non-depreciable asset on the Company’s consolidated balance sheet. The corresponding obligation recorded in Other long-term liabilities on the consolidated balance sheet will be amortized to other income over the life of the Kellyton Graphite Plant once placed in service.

4.	ACCRUED LIABILITIES

Accrued liabilities on the balance sheet as of December 31, 2023 and 2022 consisted of:

	December 31,
	2023	2022

	(thousands of dollars)
Accrued uranium royalties (1)	$—	$1,151
Accrued compensation	931	628
Liabilities related to Company insurance	610	—
Other accrued liabilities	155	184
Accrued liabilities	$1,696	$1,963
(1)	As of December 31, 2023, the Company updated their accounting estimate of accrued uranium royalties. For additional information, see Note 7 to these consolidated financial statements.
5.	STOCKHOLDER’S EQUITY

Common Stock Issued, Net of Issuance Costs

December 2020 Purchase Agreement with Lincoln Park Capital, LLC (“Lincoln Park”)

On December 4, 2020, the Company entered into the 2020 Lincoln Park PA with Lincoln Park (the “2020 Lincoln Park PA”) to place up to $100.0 million or 16 million shares in the aggregate of the Company's common stock on an ongoing basis when required by the Company over a term of 36 months. As of December 31, 2023, the 2020 Lincoln Park PA has expired by its terms.

During the year ended December 31, 2023, pursuant to the 2020 Lincoln Park PA, the Company sold approximately 0.9 million shares of common stock for net cash proceeds of $0.8 million. During the year ended December 31, 2022, the Company did not sell any shares of common stock pursuant to the 2020 Lincoln Park PA.  These shares were sold pursuant to a prospectus supplement filed on December 4, 2020, and in accordance with Rule 424(b)(5) as a takedown off the Company’s shelf registration statement, which had been declared effective by the Securities and Exchange Commission (the “SEC”) on December 1, 2020.

Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”)

On April 14, 2017, the Company entered into the ATM Offering Agreement (the “ATM Offering Agreement”) with Cantor acting as sales agent. Under the ATM Offering Agreement, the Company may from time to time sell shares of its common stock in “at-the-market” offerings. The Company pays Cantor a commission of up to 2.5% of the gross proceeds from the sale of any shares pursuant to the ATM Offering Agreement.

During the year ended December 31, 2023, the Company sold approximately 5.7 million shares of common stock for net cash proceeds of $4.7 million pursuant to the ATM Offering Agreement. During the year ended December 31, 2022, the Company sold approximately 13.0 million shares of common stock for net cash proceeds of $25.9 million pursuant to the ATM Offering Agreement with Cantor.

Sales made under the ATM Offering Agreement are made pursuant to a prospectus supplement filed March 13, 2023 which amends and supplements the prospectus supplement filed pursuant to Rule 424(b)(5), which registered for sale up to a total of $50.0 million of the Company’s common stock, which was filed on August 20, 2021 as a takedown off the Company’s Registration Statement, which was declared effective by the SEC on July 8, 2021.  The Company is subject to General Instruction I.B.6 of Form S-3, which limits the amount that we may sell under the Registration Statement. After giving effect to these limitations and the current public float of our common stock, and after giving effect to the terms of the ATM Offering Agreement, we currently may offer and sell shares of our common stock having an aggregate offering price of up to approximately $16.0 million under the ATM Offering Agreement, which amount is in addition to the shares of common stock that we have sold to date in accordance with the ATM Offering Agreement under the Registration Statement and prospectus supplements thereto.

As of December 31, 2023, the Company has received total gross proceeds of $34.0 million of the $50.0 million registered for sale under the ATM Offering Agreement pursuant to Rule 424(b)(5) as described above.

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

As of December 31, 2023, 560,254 shares were available for future issuances under the 2013 Plan. For the years ended December 31, 2023 and 2022, the Company recorded stock-based compensation expense of $0.8 million and $1.0 million, respectively. Stock compensation expense is recorded in general and administrative expenses.

In addition to the plans above, on May 9, 2022, the Board of Directors adopted an Employment Inducement Incentive Award Plan (the “Inducement Plan”) and on May 13, 2022, the Company filed a registration statement on Form S-8 to register an aggregate of 250,000 shares of the Company’s common stock. These shares may be issued pursuant to the Inducement Plan as equity awards to be granted for the sole purpose of recruiting and hiring new employees. Since inception of the Inducement Plan, 135,571 RSUs have been issued with vesting occurring over two years from the respective grant dates.  As of December 31, 2023, 109,023 RSUs granted pursuant to the Inducement Plan remain unvested.

Stock Options

Stock options are valued using the Black-Scholes option pricing model on the date of grant. The Company accounts for forfeitures upon occurrence.

The following table summarizes stock options outstanding and changes during the years ended December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Stock options outstanding at beginning of period	356,296	$5.06	277,576	$6.18
Granted	117,637	1.01	78,720	1.09
Canceled or forfeited	(49,107)	16.07	—	—
Stock options outstanding at end of period	424,826	2.66	356,296	5.06
Stock options exercisable at end of period	307,189	$3.29	277,576	$6.18

The weighted average remaining term for stock options outstanding as of December 31, 2023, is approximately 7.8 years.

The following table summarizes assumptions used to assess the fair value of stock options granted during the years ended December 31, 2023 and 2022:

	Years ended December 31,
	2023	2022
Expected volatility	99%	105%
Expected term of options (years)	6	6
Expected dividend rate	—	—
Risk-free interest rate	3.51%	2.95%
Expected forfeiture rate	—	—
Weighted-average grant-date fair value	$0.81	$0.89

As of December 31, 2023, the Company had less than $0.1 million of unrecognized compensation costs related to non-vested stock options that will be recognized over a period of approximately five months.

Restricted Stock Units

Time-based and performance-based RSUs are valued using the closing share price of the Company’s common stock on the date of grant. The final number of shares issued under performance-based RSUs is generally based on the Company’s prior year performance as determined by the Committee at each vesting date, and the valuation of such awards assumes full satisfaction of all performance criteria when satisfaction of such criteria is deemed probable.

The following table summarizes RSU activity for the years ended December 31, 2023 and 2022:

	December 31,		December 31,
	2023		2022
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	RSUs	Fair Value	RSUs	Fair Value
Unvested RSUs at beginning of period	1,207,872	$1.40	385,004	$3.18
Granted	1,516,091	0.99	1,229,950	1.16
Forfeited/Expired	(432,587)	1.67	(225,091)	2.39
Vested	(518,318)	1.16	(181,991)	2.31
Unvested RSUs at end of period	1,773,058	$1.03	1,207,872	$1.40

As of December 31, 2023, the Company had $0.6 million of unrecognized compensation costs related to non-vested restricted stock units that will be recognized over a period of approximately 2 years.

7.	OTHER INCOME, NET

	For the Year Ended
	December 31,
(thousands of dollars)	2023	2022
Other income:
Interest income	$1,348	$1,054
Accrued uranium royalties write-off	1,150	—
Foreign exchange loss	(46)	(52)
Other (expense) income	(32)	2
Total other income, net	$2,420	$1,004

As of December 31, 2023 and 2022, the Company recognized interest income of $1.3 million and $1.1 million, respectively, in our investment account.

During the fourth quarter of 2023, the Company completed a voluntary disclosure of unclaimed property, which included a review of the historical accrued uranium royalties related to the Company’s former uranium business. Upon completion of the review by the state authority, it was concluded that the accrued uranium royalties were not owed or escheatable to the state.  Based on the completion of the voluntary disclosure of unclaimed property, the Company has determined that the probability of these accrued uranium royalty liabilities becoming payable is remote and therefore wrote off the estimated liability and recognized other income of $1.2 million for the year ended December 31, 2023.

For the years ended December 31, 2023 and 2022, the Company recognized less than $0.1 million of foreign currency exchange loss related to our Euro denominated bank account. As of December 31, 2023, the Company’s cash balance included less than 0.1 million Euros. The foreign exchange loss was calculated using the exchange rate as of the balance sheet date. A change in the Euro to USD exchange rate of $0.01 results in a foreign exchange adjustment of less than $0.1 million.

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

The Company’s future tax assets and liabilities at December 31, 2023 and 2022 include the following components:

	December 31,
	2023	2022

	(thousands of dollars)
Deferred tax assets:
Non‑Current:
Net operating loss carryforwards	$24,228	$22,584
Capital loss carryforwards	22,508	22,508
Mineral properties	1,759	3,694
Capitalized joint venture costs	3,725	3,427
Fixed assets	1,916	1,921
Capitalized transaction costs	1,144	1,150
Share based compensation	98	418
Accrued vacation	5	62
Other	93	26
Deferred tax assets	55,476	55,790
Valuation allowance	(55,387)	(55,769)
Net deferred tax assets	89	21

Deferred tax liabilities:
Non‑Current:
Other	(89)	(21)
Deferred tax liabilities	(89)	(21)

Net deferred tax asset (liability)	$—	$—

The composition of the valuation allowance by tax jurisdiction is summarized as follows:

	December 31,
	2023	2022

	(thousands of dollars)
United States	$46,663	$44,644
Australia	4,792	4,790
Turkey	3,932	6,335
Total valuation allowance	$55,387	$55,769

The valuation allowance decreased $0.4 million from the year ended December 31, 2022 to the year ended December 31, 2023. There was a decrease in the net deferred tax assets, net operating loss carryforwards (“NOLs”), equity-based compensation and exploration spending on mineral properties.

In December 2017, the United States enacted comprehensive tax reform legislation known as the “Tax Cuts and Jobs Act” that, among other things, reduces the U.S. Federal corporate income tax rate from 35% to 21% and implements a territorial tax system, but imposes an alternative ‘base erosion and anti-abuse tax’ (‘BEAT’), and incremental tax on global intangible low tax foreign income (‘GILTI’) effective January 1, 2018. The Company has selected an accounting policy with respect to both the new BEAT and GILTI rules to compute the related taxes in the period the Company become subject to these rules. There were no inclusions of either taxes during the year ended December 31, 2023.

Because the Company does not believe it is more likely than not that the net deferred tax assets will be realized, the Company continues to record a 100% valuation against the net deferred tax assets.

At December 31, 2023, the Company had U.S. net operating loss carryforwards of approximately $273.7 million which expire from 2024 to indefinite availability. As a result of the Tax Cuts and Jobs Act of 2017, U.S. net operating losses generated in years ending after 2017 have an indefinite carryforward rather than the previous 20-year carryforward. This does not impact losses incurred in years ended in 2017 or earlier. At December 31, 2023, the Company had U.S. capital loss carryforwards of approximately $106.1 million, which expire in 2025 if not utilized. In addition, at December 31, 2023, the Company had Australian net operating loss carryforwards of $15.2 million, including approximately $13.3 million associated with the Anatolia Transaction which are available indefinitely, subject to continuing to meet relevant statutory tests. In Turkey, the Company had net operating loss carryforwards of approximately $0.2 million, which expire from 2024 to 2028.

Federal and state laws impose substantial restrictions on the utilization of NOL carryforwards in the event of an ownership change for income tax purposes, as defined in Section 382 of the Internal Revenue Code (“IRC”). Pursuant to IRC Section 382, annual use of the Company’s NOL carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period.   Following the issuance of the Company’s Common Stock in 2001, the Neutron merger in 2012, the Anatolia Transaction in 2015 and the Alabama Graphite acquisition in 2018, the ability to utilize the net operating loss carryforwards will be severely limited on an annual and aggregate basis.  A formal Section 382 study would be required to determine the actual allowable usage of U.S. net operating loss carryforwards.  However, it is possible that past ownership changes will result in the inability to utilize a significant portion of the Company’s NOL carryforward that was generated prior to any change of control.  The Company’s ability to use its remaining NOL carryforwards may be further limited if the Company experiences an IRC Section 382 ownership change in connection with future changes in the Company’s stock ownership.  Based on information currently available, the Company currently estimates that $206.5 million of the U.S. net operating losses will not be able to be utilized and have reduced the Company’s deferred tax asset accordingly. This resulted in a decrease in the valuation allowance.

For financial reporting purposes, loss from operations before income taxes consists of the following components:

	For the year ended December 31,
	2023	2022

	(thousands of dollars)
United States	$(7,714)	$(11,082)
Australia	(7)	(5)
Turkey	(30)	(34)
	$(7,751)	$(11,121)

A reconciliation of expected income tax on net income at statutory rates is as follows:

	Year ended December 31,
	2023	2022

	(thousands of dollars)
Net loss	$(7,751)	$(11,121)
Statutory tax rate	21%	21%
Tax recovery at statutory rate	(1,628)	(2,335)
State tax rate	(569)	(672)
Foreign tax rate	(3)	(1)
Change in U.S. tax rates	(367)	(32)
Other adjustments	530	180
Settlement of mineral properties in Turkey	2,696	—
Operating loss carryforward adjustment	104	685
Operating loss Section 382 adjustment	(407)	110
Nondeductible expenses and other permanent items	26	19
Change in valuation allowance	(382)	2,046
Income tax expense (recovery)	$—	$—

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

At any given time, the Company may enter into negotiations to settle outstanding legal proceedings, if any, and any resulting accruals will be estimated based on the relevant facts and circumstances applicable at that time. We do not expect that such settlements will, individually or in the aggregate, have a material effect on our financial position, results of operations or cash flows.

Arbitration Against Republic of Turkey

On December 7, 2023, the Company accepted a payment from the Republic of Turkey in the amount of $3.1 million as complete, final, and full settlement of the matters at issue in the arbitration proceeding between the Company and the Republic of Turkey.  The Company recognized a gain of $3.1 million related to the payment received as Gain on settlement within its Consolidated Statements of Operations for the year ended December 31, 2023.

For additional details on this gain on settlement and current legal proceedings see Item 3, Legal Proceedings.

10. LEASES

The Company’s lease portfolio consists of an operating lease for the corporate office (the “office lease”) and other small operating and finance leases for office equipment in the Alabama office.  In May 2023, the office lease was extended for an additional three years, effective August 2023.  The Company accounted for the lease extension as a lease modification.  The office lease includes an option to extend the lease term for an additional three years, however, the renewal option and any option to terminate is not reasonably certain as of December 31, 2023.  Under our office lease, a component of our payment is to cover our proportion of the building’s operating expenses. Because these amounts are related to common area maintenance of the leased space, they are considered a non-lease component and are not included in the measurement of the right-of-use asset and related lease liability, but rather expensed in the period incurred.

The Company is party to several leases that have terms that are less than a year in length. These include leases for land used in exploration activities, machinery, office space, storage and other. The Company has elected the short-term lease exemption allowed under the new leasing standards, whereby leases with initial terms of one year or less are not capitalized and instead expensed on a straight-line basis over the lease term. In addition, the Company holds several leases related to mineral exploration and production to which it has not applied the new leasing standard, as mineral leases are specifically excluded by ASC 842, “Leases.”

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

The components of lease expense were as follows:

	For the Year Ended
	December 31,
(thousands of dollars)	2023	2022
Operating lease cost	$154	$153
Finance lease cost
Amortization of right-of-use assets	8	—
Interest on lease liabilities	1	—
Total finance lease cost	9	—

Variable lease costs	21	13

Short-term lease costs	111	124

Lease cost	$295	$290

Supplemental cash flow information related to leases was as follows:

	For the Year Ended
	December 31,
(thousands of dollars)	2023	2022
Cash paid for amounts included in lease liabilities:
Operating cash flows from operating leases	$131	$143
Operating cash flows from finance leases	$1	$—
Financing cash flows from finance leases	$8	$—

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	Operating Leases	Finance Leases
Weighted average remaining lease term (in years)	2.6	3.5

Weighted average discount rate	11.8%	3.0%

Maturities of lease liabilities are as follows:

Lease Payments by Year
(in thousands)	Operating Leases	Finance Leases
2024	$147	$6
2025	150	6
2026	88	6
2027	—	3
Total lease payments	385	21
Less imputed interest	(48)	(1)
Total	$337	$20

As of December 31, 2023, the Company has $0.3 million in right-of-use assets and $0.3 million in related lease liabilities ($0.1 million of which is current). The most significant operating lease is for its corporate office in Centennial, Colorado, with $0.3 million remaining in undiscounted cash payments through the end of the lease term in 2026.

As of December 31, 2023, the Company has entered into certain leases that have not yet commenced.  Each of the leases relate to equipment to be used at the Kellyton Graphite Plant and will commence during 2024 with lease terms of 5 years. The net present value of such leases is $1.1 million.

11.   INVENTORY

Inventory consisted of raw material of natural flake graphite concentrate provided by a third-party vendor totaling $4.8 million and $0.8 million as of December 31, 2023 and 2022, respectively.  The full amount of inventory is within the “Other long-term assets” line item on the Consolidated Balance Sheets.  For the years ending December 31, 2023 and 2022, there were no write down of the Company’s inventory.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the

Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. This evaluation was based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Based on management’s evaluation under the COSO 2013 framework, management concluded that internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Controls over Financial Reporting

During 2023 the Company completed the first phase of our initiative to improve our enterprise resource planning (“ERP”) system. The completion of the first phase enhanced our internal control over financial reporting due to increased automation. We are monitoring our internal control over financial reporting for effectiveness throughout the transition.

Except for our continuous monitoring of the new ERP system, as described above, there were no changes in our internal control over financial reporting during the year ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Neither the Company nor any director or officer adopted or terminated a trading arrangement during the year ended December 31, 2023 of the type described by Item 408 of Regulation S-K.

On March 18, 2024, and immediately effective as of such date, the Board of Directors of Westwater Resources, Inc., a Delaware corporation, approved amendments to amend and restate the Company’s Bylaws (the “Bylaws”). Prior thereto, the Bylaws were last amended and restated effective as of May 10, 2021. Among the changes effected by the amendments to the Bylaws are the following (capitalized terms used but not defined herein have the meanings ascribed thereto in the Bylaws):

●	Enhancing procedural mechanics and disclosure requirements in connection with stockholder nominations of directors and submissions of other business proposals (other than proposals to be included in the Company’s proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) at stockholder meetings, including without limitation, by:

o	Requiring a stockholder to constitute an Eligible Holder and meet certain ownership requirements to be eligible to nominate directors and/or propose other business pursuant to the Bylaws.

o	Requiring a stockholder’s written notice nominating directors and/or proposing other business pursuant to the Bylaws (the “Stockholder Notice”) to include information about not only the nominating and proposing stockholders and the proposed nominees, but also Stockholder Associated Persons (as defined in the Bylaws.).

o	Requiring additional disclosures in the Stockholder Notice regarding the nominating or proposing stockholders and proposed nominees.

o	Requiring that each proposed nominee complete a written questionnaire with respect to the background and qualifications of such proposed Nominee, in the form required by the Company (which form the stockholder providing the Stockholder Notice shall request in writing from the Secretary prior to submitting the Stockholder Notice and which the Secretary shall provide to such stockholder within ten days after receiving such request).

o	Requiring that each proposed nominee enter into a written representation and agreement in the form required by the Company (which form such stockholder submitting the Stockholder Notice shall request in writing from the Secretary prior to submitting the Stockholder Notice and which the Secretary shall provide to such stockholder within ten days after receiving such request) providing that such proposed nominee: (i) is not, and will not become, a party to any agreement, arrangement, or understanding (written or oral, formal or informal) with, and any commitment or assurance to (in each case, whether written or oral, formal or informal, or monetary or non-monetary), any person or entity as to how a person, if elected as a director, will act or vote on any issue or question (each, a “Voting Commitment”) that has not been disclosed to the Company in writing or any Voting Commitment that could limit or interfere with such proposed nominee’s ability to comply, if elected as a director of the Company, with such proposed nominee’s fiduciary duties under applicable law; (ii) is not, and will not become, a party to any agreement, arrangement, or understanding (whether written or oral, formal or informal, or monetary or non-monetary) with any person or entity other than the Company with respect to any direct or indirect compensation, reimbursement, or indemnification in connection with service or action as a director or a director nominee that has not been disclosed to the Company in writing; (iii) is not now, and has not been in the past, subject to any governmental law, regulation, order, decree, or sanction that could prohibit, limit, or otherwise impede such proposed nominee’s service on the Board; (iv) will, if elected as a director, comply with all applicable rules of any securities exchanges upon which the Company’s outstanding stock is listed, the Certificate of Incorporation, the Bylaws, all applicable publicly disclosed corporate governance, ethics, conflict of interest, confidentiality, stock ownership and trading policies and all other guidelines and policies of the Company generally applicable to directors (which other guidelines and policies will be provided to such proposed nominee within five business days after the Secretary receives any written request therefor from such proposed nominee), and all applicable fiduciary duties under state law; (v) intends to serve a full term as a director, if elected; and (vi) will submit to interviews with the Board or any committee thereof, will make himself or herself available for any such interviews within ten days following any reasonable request therefor from the Board or any committee thereof, and will be completely candid and truthful in responding to any questions posed during such interviews.

o	Providing that a stockholder cannot include in a Stockholder Notice more proposed nominees for election as directors than the number of directors to be elected to the Board at the stockholders’ meeting to which that Stockholder Notice relates.

o	Providing that the Company may require any stockholder providing a Stockholder Notice with respect to a proposed nominee to furnish such other information (i) as may be reasonably required by the Company to determine the eligibility or suitability of such proposed nominee to serve as a director, or (ii) that could be material to a reasonable stockholder’s understanding of the independence, or lack thereof, of such proposed nominee under the listing standards of each securities exchange upon which the Company’s outstanding stock is listed, any applicable rules of the SEC, any publicly disclosed standards used by the Board in selecting nominees for election as a director and for determining and disclosing the independence of directors, including those applicable to a director’s service on any of the committees of the Board, or the requirements of any other laws or regulations applicable to the Company. If requested by the Company, any such supplemental information is required to be provided within ten days after it has been requested by the Company.

o	Requiring an acknowledgment from a stockholder who submits a Stockholder Notice to the effect that, except as required by applicable law, nothing contained in the Stockholder Notice shall be considered confidential or proprietary information and that, except as otherwise provided by applicable law, neither the Company, the Board, nor any agents or representatives thereof shall be restricted, in any manner, from publicly disclosing or using any of the information contained in a Stockholder Notice.

o	Providing that, upon written request by the Secretary or the Board, any stockholder who submits a Stockholder Notice with respect to a stockholders’ meeting shall provide, within five business days of delivery of such request (or such other period as may be specified in such request), (A) written verification, satisfactory, in the sole discretion of the Board or the Secretary, to demonstrate the accuracy of any information contained in a Stockholder Notice or submitted by the stockholder pursuant to the Bylaws, and (B) a written update of Stockholder Notice or other information (including, if requested by the Company, written confirmation by such stockholder that it continues to intend to bring such nomination(s) or other business proposal before the meeting) submitted by the stockholder as of an earlier date.

o	Requiring that a stockholder, at all times before and after the submission of a Stockholder Notice, comply with all applicable requirements of state law and of the Exchange Act and the rules and regulations thereunder (including, but not limited to, the requirements contained in Rule 14a-19 of the Exchange Act), as well as any interpretative guidance and/or requests from the Staff of the SEC, in connection with submitting a Stockholder Notice and taking any actions contemplated thereby.

o	Providing that a Stockholder Notice shall not be required to include any disclosures with respect to the ordinary course of business activities of any broker, dealer, commercial bank, or trust company that is deemed a Stockholder Associated Person solely as a result of being the stockholder directed to prepare and submit the Stockholder Notice on behalf of a beneficial owner of shares of the Company’s outstanding stock held of record by such broker, dealer, commercial bank, or trust company and who is not otherwise affiliated or associated with such beneficial owner.

●	Addressing matters relating to Rule 14a-19 under the Exchange Act, which provides for the use of universal proxy cards in contested director elections held after August 31, 2022, including without limitation, as follows:

o	Requiring a representation from the nominating stockholder as to whether such stockholder or any Stockholder Associated Person intends or is part of a group that intends to solicit proxies, in support of the election of the proposed nominee(s), from stockholders representing the percentage of the voting power of the Company’s securities entitled to vote on the election of directors that is required by Rule 14a-19(a)(3) of the Exchange Act.

o	Providing that, if a stockholder, who submits a notice of nominations with respect to a stockholders’ meeting, fails to comply with the requirements of Rule 14a-19 of the Exchange Act (including because the stockholder fails to provide the Company with all information, notices, and/or updates required by Rule 14a-19), then the proposed nominee(s) of such stockholder shall be ineligible for election at the applicable stockholders’ meeting and any adjournment, rescheduling, or postponement thereof, and any votes or proxies in respect of such nomination shall be disregarded (notwithstanding that proxies in respect of such vote may have been received by the Company).

o	Providing that, if (A) any stockholder provides notice pursuant to Rule 14a-19(b) of the Exchange Act in connection with the submission of a Stockholder Notice proposing director nominees for election at a stockholders’ meeting pursuant to the Bylaws, and (B) (i) such stockholder subsequently either (x) notifies the Company that such stockholder no longer intends to solicit proxies in support of the election of its proposed nominee(s) in accordance with Rule 14a-19 of the Exchange Act, or (y) fails to comply with the requirements of Rule 14a-19 of the Exchange Act, and (ii) no other stockholder that has provided notice pursuant to Rule 14a-19 of the Exchange Act with respect to such proposed nominee(s) (x) intends to solicit proxies in support of the election of such proposed nominee in accordance with Rule 14a-19 of the Exchange Act, and (y) has complied with the requirements of Rule 14a-19 of the Exchange Act, then the nomination of such proposed nominee(s) shall be disregarded and no vote on the election of such proposed nominee(s) shall occur (notwithstanding that proxies in respect of such vote may have been received by the Company).

o	Providing that, if any stockholder provides notice pursuant to Rule 14a-19(b) of the Exchange Act in connection with submitting, in accordance with the Bylaws, a notice of nominations with respect to a stockholders’ meeting, such stockholder shall deliver to the Company’s Secretary, no later than five business days prior to the applicable meeting date or any adjournment, rescheduling, or postponement thereof, reasonable evidence that the requirements of Rule 14a-19(a)(3) of the Exchange Act have been satisfied.

o	Providing that if a stockholder or any Stockholder Associated Person changes its intention to solicit proxies, in support of the election of its proposed nominee(s), from stockholders representing the percentage of the voting power of the Company’s securities entitled to vote on the election of directors that is required by Rule 14a-19(a)(3) of the Exchange Act, the stockholder must notify the Company’s Corporate Secretary in writing at the principal executive offices of the Company within two business days after becoming aware of such change in intention.

●	Clarifying that notice of meetings may be provided in accordance with the SEC’s “Notice and Access” rules.

●	Providing that, to the maximum extent permitted by applicable law, the Board may adopt such rules, regulations, and procedures for the conduct of any meeting of stockholders of the Company as it shall deem appropriate, and providing additional specificity as to the rules, regulations, and procedures that the Board or the chair of the meeting may prescribe for the conduct of any meeting of stockholders.

●	Clarifying that the Board of Directors may fix a record date, and which record date shall not be more than sixty (60) nor less than ten (10) days before the date of such meeting.

●	Providing that, any director may be removed only for cause, by the holders of a majority of the shares then entitled to vote at an election of directors.

●	Providing that committees of the Board may create one or more subcommittees, each subcommittee to consist of one or more members of the committee, and delegate to a subcommittee any or all of the powers and authority of the committee, except as otherwise provided by applicable law, the Certificate of Incorporation, the Bylaws, or the resolution of the Board.

●	Clarifying that in the absence or disability of the Chairman of the Board, the remaining members of the Board shall designate a person to serve as the Interim Chairman of the Board and perform the duties of the Chairman of the Board, either at specific meetings or for a period of time.

●	Incorporating into the Bylaws provisions regarding the certification of shares of capital stock, lost stolen or destroyed stock certificates, and transfers of capital stock.

●	Incorporating into the Bylaws revisions to the indemnification provisions to comply with current law under the DGCL.

●	Incorporating into the Bylaws various other “clean-up” changes, including, but not limited to, grammatical and other typographical corrections, formatting changes, revisions to headings, titles, and captions, and providing capitalized definitions for certain terms.

The foregoing summary of, and the description of, the various amendments included in the Bylaws does not purport to be complete and is qualified in its entirety by reference to the complete text of the Bylaws that were adopted by the Board on March 18, 2024, a copy of which is filed hereto as Exhibit 3.1 to this Quarterly Report on Form 10-Q and which is incorporated herein by reference in its entirety.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

Items 10, 11, 12, 13 and 14 for the Company are incorporated by reference to Westwater Resources, Inc.’s Definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders.  Specifically, reference is made to “Election of Directors,” “Corporate Governance,” “Executive Officers” and “Delinquent Section 16(a)  Reports,” if required, for Item 10, “Executives and Executive Compensation,” and “Director Compensation” for Item 11, “Ownership of Westwater Common Stock” and “Securities Authorized for Issuance Under Equity Compensation Plans” for Item 12, “Related Party Transactions” and “Director Independence” for Item 13, and “Audit and Non-Audit Fees” for Item 14. The Company’s independent registered public accounting firm is Moss Adams LLP, Denver, CO, PCAOB ID: 659.

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

3.2	Amended and Restated Bylaws of the Company, as amended March 18, 2024.

4.1	Description of Securities.

10.1*	Westwater Resources, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-QSB/A for the quarterly period ended September 30, 2005).

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

10.4*	Westwater Resources, Inc. 2013 Omnibus Incentive Plan, as amended (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 14, 2023).

10.5*	Form of Restricted Stock Agreement under the Company’s 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2013).

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

10.18*

Employment Agreement, effective January 16, 2023, between the Company and Frank Bakker (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 17, 2023).

10.19

Controlled Equity OfferingSM Sales Agreement, dated April 14, 2017, between the Company and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 17, 2017).

10.20*

Agreement and Release between the Company and Chad M. Potter, effective January 17, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2023).

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Qualified Person – SLR International Corporation.

31.1	Certifications of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certifications of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

96.1	Technical Summary Report for the Coosa Graphite Deposit effective December 11, 2023 (incorporated by reference to Exhibit 96.1 to the Company’s Current Report on Form 8-K filed on December 13, 2023).

97.1	Compensation Recovery Policy effective October 2, 2023.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 2024

WESTWATER RESOURCES, INC.

By:	/s/ Frank Bakker
Frank Bakker
President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date
/s/ Frank Bakker
Frank Bakker	March 19, 2024
President and Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Steven M. Cates
Steven M. Cates	March 19, 2024
Chief Financial Officer and Senior Vice President – Finance
(Principal Financial and Accounting Officer)

/s/ Terence J. Cryan
Terence J. Cryan	March 19, 2024
Executive Chairman and Chairman

/s/ Tracy D. Pagliara
Tracy D. Pagliara	March 19, 2024
Director

/s/ Karli S. Anderson
Karli S. Anderson	March 19, 2024
Director

/s/ Deborah A. Peacock
Deborah A. Peacock	March 19, 2024
Director