Form 10-Q
period 2024-03-31
WESTWATER RESOURCES, INC.
filed 2024-05-14
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	57,186,886 as of May 14, 2024

WESTWATER RESOURCES, INC.

DEFINITIONS

When used in this Form 10-Q, the following terms have the meaning indicated.

Term	Meaning
AGP	Alabama Graphite Products, LLC, an Alabama limited liability company and wholly owned subsidiary of Westwater Resources.
Alabama Graphite	Alabama Graphite Company, Inc., an Alabama corporation and wholly owned subsidiary of Westwater Resources.
Annual Report	Westwater Resources, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023.
ASC	FASB Accounting Standards Codification.
ASU	FASB Accounting Standards Update.
ATM Offering Agreement	Controlled Equity Offering Sale Agreement between Westwater Resources and Cantor Fitzgerald & Co. dated April 14, 2017.
Board	The Board of Directors of Westwater Resources, Inc.
Cantor	Cantor Fitzgerald & Co.
Coosa Graphite Deposit	The Company’s graphite mineral deposit located near Rockford, Alabama.
CSPG	Coated spherical purified graphite.
EU Critical Raw Minerals List	The list of raw materials that are crucial to the economy of the European Union published by the European Commission.
FASB	The Financial Accounting Standards Board.
FASB Concepts Statements

FASB Concepts Statements are intended to serve the public interest by setting the objectives, qualitative characteristics, and other concepts that guide selection of economic phenomena to be recognized and measured for financial reporting and their display in financial statements or related means of communicating information to those who are interested. Concepts Statements guide the Board in developing sound accounting principles and provide the Board and its constituents with an understanding of the appropriate content and inherent limitations of financial reporting. A Statement of Financial Accounting Concepts does not establish generally accepted accounting standards.

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

JDA	Joint Development Agreement with SK On.
Kellyton Graphite Plant	The Company’s planned battery-grade graphite processing facility near Kellyton, Alabama.
Procurement Agreement	Products Procurement Agreement with SK On.
R&D Lab	Research and development laboratory.
RSUs	Restricted stock units.
SEC	U.S. Securities and Exchange Commission.
SK On	SK On Co., Ltd., a global leading electric vehicle battery developer, manufacturer, and solutions provider, supplying electric vehicle batteries to Ford, Hyundai, Volkswagen and others.
spot price	The price at which a mineral commodity may be purchased for delivery within one year.
U.S.	The United States of America
U.S. Critical Minerals List	The list of critical minerals that are crucial to the economy of the United States of America published by the Department of the Interior.
U.S. GAAP	Generally accepted accounting principles in the United States.
vanadium	A rare-earth metal used as a strengthening alloy in steelmaking, and in certain types of batteries, listed on the U.S. Critical Minerals List.
Westwater Resources	Westwater Resources, Inc.
2013 Plan	Westwater Resources, Inc. 2013 Omnibus Incentive Plan, as amended.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands of dollars, except share amounts)

(unaudited)

	March 31,	December 31,
	2024	2023
ASSETS

Current Assets:
Cash and cash equivalents	$6,129	$10,852
Prepaid and other current assets	848	762
Total Current Assets	6,977	11,614

Property, plant and equipment, at cost:
Property, plant and equipment	134,570	132,870
Less: Accumulated depreciation	(530)	(470)
Net property, plant and equipment	134,040	132,400
Operating lease right-of-use assets	307	336
Finance lease right-of-use assets	18	20
Other long-term assets	5,837	5,461
Total Assets	$147,179	$149,831

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$5,559	$5,957
Accrued liabilities	1,613	1,696
Operating lease liability, current	121	117
Finance lease liability, current	6	5
Total Current Liabilities	7,299	7,775

Operating lease liability, net of current	188	220
Finance lease liability, net of current	13	15
Other long-term liabilities	1,378	1,378
Total Liabilities	8,878	9,388

Commitments and Contingencies (see note 8)

Stockholders’ Equity:
Common stock, 100,000,000 shares authorized, $0.001 par value
Issued shares - 57,010,971 and 55,387,794, respectively
Outstanding shares - 57,010,810 and 55,387,633, respectively	57	55
Paid-in capital	502,429	501,675
Accumulated deficit	(363,927)	(361,029)
Less: Treasury stock (161 shares), at cost	(258)	(258)
Total Stockholders’ Equity	138,301	140,443

Total Liabilities and Stockholders’ Equity	$147,179	$149,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in thousands of dollars, except share and per share amounts)

(unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Operating Expenses:
Product development expenses	$(315)	$(490)
Exploration expenses	(11)	(66)
General and administrative expenses	(2,605)	(2,402)
Depreciation and amortization	(62)	(48)
Total operating expenses	(2,993)	(3,006)

Non-Operating Income:
Other income, net	95	616
Total other income	95	616

Net Loss	$(2,898)	$(2,390)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	56,086,899	49,443,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in thousands of dollars)

(unaudited)

	For the Three Months Ended March 31,
	2024	2023
Operating Activities:
Net loss	$(2,898)	$(2,390)
Reconciliation of net loss to cash used in operations:
Non-cash lease expense	29	43
Depreciation and amortization	62	48
Stock compensation expense (benefit)	211	(144)
Effect of changes in operating working capital items:
Increase in other long-term assets	(376)	(1,998)
(Increase) decrease in prepaids and other current assets	(86)	775
Increase in payables and accrued liabilities	282	710
Net Cash Used In Operating Activities	(2,776)	(2,956)

Investing Activities:
Capital expenditures	(2,491)	(33,960)
Net Cash Used In Investing Activities	(2,491)	(33,960)

Financing Activities:
Issuance of common stock, net	620	1,481
Payment of minimum withholding taxes on net share settlements of equity awards	(75)	(53)
Payments on finance lease liabilities	(1)	(4)
Net Cash Provided By Financing Activities	544	1,424

Net decrease in Cash and Cash Equivalents	(4,723)	(35,492)
Cash and Cash Equivalents, Beginning of Period	10,852	75,196
Cash and Cash Equivalents, End of Period	$6,129	$39,704

Supplemental Cash Flow Information
Non-cash right-of-use asset obtained in exchange for operating lease liability	—	15
Non-cash right-of-use asset obtained in exchange for finance lease liability	—	28
Accrued capital expenditures (at end of period)	4,518	13,112
Total Supplemental Cash Flow Information	$4,518	$13,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(expressed in thousands of dollars, except share amounts)

(unaudited)

Three months ended March 31, 2024	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances, December 31, 2023	55,387,794	$55	$501,675	$(361,029)	$(258)	$140,443
Net loss	—	—	—	(2,898)	—	(2,898)
Common stock issued, net of issuance costs	1,223,233	2	618	—	—	620
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	399,944	—	211	—	—	211
Minimum withholding taxes on net share settlements of equity awards	—	—	(75)	—	—	(75)
Balances, March 31, 2024	57,010,971	$57	$502,429	$(363,927)	$(258)	$138,301

Three months ended March 31, 2023	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances, December 31, 2022	48,405,543	$48	$495,456	$(353,278)	$(258)	$141,968
Net loss	—	—	—	(2,390)	—	(2,390)
Common stock issued, net of issuance costs	1,454,501	2	1,479	—	—	1,481
Stock compensation benefit and related share issuances, net of shares withheld for payment of taxes	139,876	—	(144)	—	—	(144)
Minimum withholding taxes on net share settlements of equity awards	—	—	(53)	—	—	(53)
Balances, March 31, 2023	49,999,920	$50	$496,738	$(355,668)	$(258)	$140,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements (the “Interim Financial Statements”) for Westwater Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying Interim Financial Statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report. The Interim Financial Statements are unaudited. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2024.

Significant Accounting Policies

Significant accounting policies are detailed in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements within our Annual Report.

Recently Adopted Accounting Pronouncements

In July 2023, the FASB issued ASU 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement – Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation – Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 – General Revision of Regulation S-X: Income or Loss Applicable to Common Stock,” (“ASU 2023-03”).  These updates were immediately effective and did not have a material impact on our Interim Financial Statements.

Recently Issued Accounting Pronouncements

In March 2024, the FASB issued ASU 2024-01, “Compensation - Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards” (“ASU 2024-01”), which intends to improve clarity and operability without changing the existing guidance. ASU 2024-01 provides an illustrative example intended to demonstrate how entities that account for profits interest and similar awards would determine whether a profits interest award should be accounted for in accordance with Topic 718. Entities can apply the guidance either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. ASU 2024-01 is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods.  Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance.  The Company is currently evaluating the potential impact of adopting this guidance on its Interim Financial Statements.

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements – Amendments to Remove References to the Concept Statements” (“ASU 2024-02”).  ASU 2024-02 contains amendments to the FASB Accounting Standards Codification that remove references to various FASB Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas.  ASU 2024-02 is effective for fiscal years beginning after December 15, 2024.  Early adoption is permitted.   The Company is currently evaluating the potential impact of adopting this guidance and expects minimal impact on its Interim Financial Statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures," (“ASU 2023-09”) which is intended to enhance transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments require that on an annual basis, entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments require that entities disclose additional information about income taxes paid as well as additional disclosures of pretax income and income tax expense, and remove the requirement to disclose certain items that are no longer considered cost beneficial or relevant. ASU 2023-09 will be effective for annual periods beginning after December 15, 2025. This update will be effective beginning January 1, 2026, with early adoption permitted, and the Company is currently evaluating the potential impact of adopting this guidance on its Interim Financial Statements.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," (“ASU 2023-07”) which is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements. ASU 2023-07 will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. This update will be effective for the annual period beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted, and the Company is currently evaluating the potential impact of adopting this guidance on its Interim Financial Statements.

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” (“ASU 2023-06”). The new guidance clarifies or improves disclosure and presentation requirements on a variety of topics in the codification. The amendments will align the requirements in the FASB Accounting Standard Codification with the SEC’s regulations. The amendments are effective prospectively on the date each individual amendment is effectively removed from Regulation S-X or Regulation S-K. The Company is currently evaluating the potential impact of adopting this guidance on its Interim Financial Statements.

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

Management considered the following events and conditions in its going concern analysis. The Company last recorded revenues from operations in 2009, and as of March 31, 2024, current liabilities exceeded current assets. The Company expects to continue to incur cash losses as a result of construction activity at the Kellyton Graphite Plant and general and administrative expenses until operations commence at the Kellyton Graphite Plant.  If financing is not available to fund the construction of Phase I of the Kellyton Graphite Plant through the equity capital markets or alternative financing sources, the Company may be required to reduce or severely curtail operations, change its planned business development strategies related to the Coosa Graphite Deposit and Phase I of the Kellyton Graphite Plant, alter the construction and commissioning timeline of Phase I of the Kellyton Graphite Plant, or put the construction of Phase I of the Kellyton Graphite Plant on hold until additional funding is obtained.  If the Company is required to abandon construction and development or alter its intended long-term plans related to the Kellyton Graphite Plant, the Company could be required to evaluate the recoverability of its long-lived assets.

Since 2009, the Company has relied on equity and debt financings and asset sales to fund its operations. During the quarter ended March 31, 2024, and through the date that these Interim Financial Statements were issued, the Company continued construction activities related to the Kellyton Graphite Plant. However, while the Company has continued certain construction activities related to Phase I of the Kellyton Graphite Plant, those activities have been significantly reduced from anticipated levels until the additional funding needed to complete Phase I of the Kellyton Graphite Plant is in place. The Company’s construction-related contracts include termination provisions at the Company’s election that do not obligate the Company to make payments beyond what is incurred by the third-party service provider through the date of such termination.  In its going concern analysis, the Company considered construction activity and related costs through the date that the Interim Financial Statements were issued.  Based on this analysis and excluding potential external funding opportunities and the Company’s current equity facility, the Company’s planned non-discretionary expenditures for one year past the issue date of these Interim Financial Statements exceed the cash on hand as of the date of these Interim Financial Statements.

On March 31, 2024, the Company’s cash balance was approximately $6.1 million. During the three months ended March 31, 2024, the Company sold 1.2 million shares of common stock for net proceeds of $0.6 million pursuant to the ATM Offering Agreement.  As of March 31, 2024, the Company has $6.5 million remaining available for future sales under the ATM Offering Agreement.  See Note 4 for further detail.

While the Company has advanced its business plan and has been successful in the past raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company. Recent volatility in the equity and debt capital markets, rising interest rates, inflation, electric vehicle production and adoption rates, generally uncertain economic conditions and regulatory policy/enforcement, and unstable geopolitical conditions could significantly impact the Company’s ability to access the necessary funding to advance its business plan.  Further, on March 13, 2023, the Company filed a prospectus supplement to its existing shelf registration statement on Form S-3 (the “Registration Statement”) and as a result, the Company’s access to the available capacity under the Registration Statement, is subject to General Instruction I.B.6 of Form S-3, which limits the amount that the Company may sell under the Registration Statement. As of March 31, 2024, after giving effect to these limitations and the public float of our common stock as of the date of the Annual Report, and after giving effect to the terms of the ATM Offering Agreement, we currently may offer and sell shares of our common stock having an aggregate offering price of up to approximately $6.5 million under the ATM Offering Agreement, which amount is in addition to the shares of common stock that we have sold to date in accordance with the ATM Offering Agreement under the Registration Statement and prospectus supplements thereto. The Company’s ability to raise additional funds under the ATM Offering Agreement may be further limited by the Company’s market capitalization, share price and trading volume. In addition, the Company’s existing Registration Statement will expire in July of 2024.  We will be required to file a new Registration Statement with the SEC, and have that Registration Statement declared effective, in order to continue sales under the ATM Offering Agreement after the expiration of the current Registration Statement.

When considering the above events and conditions in the aggregate, the Company believes such events and conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that these Interim Financial Statements were issued.

3. PROPERTY, PLANT AND EQUIPMENT

	Net Book Value of Property, Plant and Equipment at March 31, 2024
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Other property, plant and equipment	5,786	17	5,803
Construction in progress	119,265	—	119,265
Total	$134,023	$17	$134,040

	Net Book Value of Property, Plant and Equipment at December 31, 2023
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Other property, plant and equipment	5,845	18	5,863
Construction in progress	117,565	—	117,565
Total	$132,382	$18	$132,400

Construction in Progress

Construction in progress represents assets that are not ready for service or are in the construction stage. Assets are depreciated based on the estimated useful life of the asset once it is placed in service.

Impairment of Property, Plant and Equipment

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. For the three months ended March 31, 2024, no events or changes in circumstance are believed to have impacted recoverability of the Company’s long-lived assets. Accordingly, it was determined that no interim impairment was necessary.  As discussed in Note 2, if the Company is required to abandon construction and development or alter its intended long-term plans related to the Kellyton Graphite Plant, the Company could be required to evaluate the recoverability of its long-lived assets.

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

During the three months ended March 31, 2024, the Company sold 1.2 million shares of common stock for net proceeds of $0.6 million pursuant to the ATM Offering Agreement.  The Company sold 1.5 million shares of common stock for net proceeds of $1.5 million pursuant to the ATM Offering Agreement for the three months ended March 31, 2023.

Sales made under the ATM Offering Agreement are made pursuant to the prospectus supplement filed March 13, 2023 which amends and supplements the prospectus supplement filed pursuant to Rule 424(b)(5), which registered for sale up to a total of $50.0 million of the Company’s common stock, which was filed on August 20, 2021 as a takedown off the Company’s Registration Statement, which was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on July 8, 2021.  The Company is subject to General Instruction I.B.6 of Form S-3, which limits the amount that we may sell under the Registration Statement. As of March 31, 2024, after giving effect to these limitations and the public float of our common stock as of the date of our Annual Report, and after giving effect to the terms of the ATM Offering Agreement, we currently may offer and sell shares of our common stock having an aggregate offering price of up to approximately $6.5 million under the ATM Offering Agreement, which amount is in addition to the shares of common stock that we have sold to date in accordance with the ATM Offering Agreement under the Registration Statement and prospectus supplements thereto. If our public float increases such that we may sell additional amounts under the ATM Offering Agreement and the Registration Statement, we will file another prospectus supplement prior to making additional sales. As noted above, the Company’s existing Registration Statement will expire in July of 2024, and we will be required to file a new Registration Statement with the SEC, and have that Registration Statement declared effective, in order to continue sales under the ATM Offering Agreement after the expiration of the current Registration Statement.

5. STOCK-BASED COMPENSATION

Stock-based compensation awards consist of stock options, restricted stock units and bonus shares issued under the Company’s equity incentive plans, which include the 2013 Plan and the Inducement Plan.

On May 10, 2023, the Company’s stockholders approved an amendment to the 2013 Plan to increase the authorized number of shares of common stock available and reserved for issuance under the 2013 Plan by 1,500,000 shares.

Under the 2013 Plan, the Company may grant awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to eligible persons. Equity awards under the 2013 Plan are granted from time to time at the discretion of the Compensation Committee of the Board (the “Committee”), with vesting periods and other terms as determined by the Committee with a maximum term of 10 years. The 2013 Plan is administered by the Committee, which can delegate the administration to the Board, other committees or to such other officers and employees of the Company as designated by the Committee and permitted by the 2013 Plan. As of March 31, 2024, 560,253 shares were available for future issuances under the 2013 Plan.

The Inducement Plan provides for the grant of equity-based awards, including restricted stock units, restricted stock, performance shares and performance units. Under the Inducement Plan, the Company may grant equity awards for the sole purpose of recruiting and hiring new employees.  As of March 31, 2024, 114,429 shares were available for future issuances under the Inducement Plan.

The Company has elected to account for forfeitures as they occur rather than estimating forfeitures.  Expense associated with an award that is forfeited prior to vesting will be reversed accordingly.  For the three months ended March 31, 2024, the Company recorded stock-based compensation expense of $0.2 million.  For the three months ended March 31, 2023, the Company recorded stock-based compensation benefit of $0.3 million related to departures of employees, and recorded stock-based expense of $0.2 million resulting in a net benefit of $0.1 million. Stock compensation expense is recorded in general and administrative expenses.

Stock Options

Stock options are valued using the Black-Scholes option pricing model on the date of grant. The Company accounts for forfeitures upon occurrence.

The following table summarizes stock options outstanding and changes for the three months ended March 31, 2024:

	March 31, 2024		March 31, 2023
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Stock options outstanding at beginning of period	424,826	$2.66	356,296	$5.06
Canceled or forfeited	—	—	(43,868)	15.69
Stock options outstanding at end of period	424,826	2.66	312,428	3.56
Stock options exercisable at end of period	307,189	$3.29	233,708	$4.39

All options outstanding for the three months ended March 31, 2024, were issued under the 2013 Plan.  The weighted average remaining term for stock options outstanding as of March 31, 2024, is approximately 7.5 years.

As of March 31, 2024, the Company had less than $0.1 million of unrecognized compensation costs related to non-vested stock options that will be recognized over a period of approximately three months.

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

The following table summarizes RSU activity for the three months ended March 31, 2024 and 2023:

	March 31,		March 31,
	2024		2023
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	RSUs	Fair Value	RSUs	Fair Value
Unvested RSUs at beginning of period	1,773,058	$1.03	1,207,872	$1.40
Granted	—	—	189,072	0.95
Forfeited/Expired	(6,784)	3.93	(399,867)	1.69
Vested	(548,361)	1.07	(198,327)	1.44
Unvested RSUs at end of period	1,217,913	$1.00	798,750	$1.14

As of March 31, 2024, the Company had $0.4 million of unrecognized compensation costs related to non-vested restricted stock units that will be recognized over a period of approximately 1.8 years.

6. OTHER INCOME, NET

For the three months ended March 31, 2024 and 2023 the Company had the following components within other income, net.

	For the Three Months Ended
	March 31,
(thousands of dollars)	2024	2023
Other income (expense):
Interest income	$126	$633
Foreign exchange loss	(2)	(17)
Other expense	(29)	—
Total other income, net	$95	$616

7. EARNINGS PER SHARE

Basic and diluted loss per common share have been calculated based on the weighted-average shares outstanding during the period. Additionally, 1,642,739 potentially dilutive shares, comprised of unvested RSUs and outstanding stock options at the end of the period, were excluded from the calculation of earnings per share because the effect on the basic income per share would be anti-dilutive, as the Company had a net loss for the three months ended March 31, 2024.

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

As of March 31, 2024, the Company has entered into certain leases that have not yet commenced. Each of the leases relate to equipment to be used at the Kellyton Graphite Plant with lease terms of 5 years, which we expect to commence later in 2024 when we take possession of the equipment.  The net present value of such leases is approximately $1.1 million.

9. INVENTORY

Inventory consisted of raw material of natural flake graphite concentrate provided by a third-party vendor totaling $5.0 million and $2.8 million as of March 31, 2024 and 2023, respectively.  The full amount of inventory is within the “Other long-term assets” line item on the Condensed Consolidated Balance Sheets.  The Company values the natural flake graphite concentrate at the lower of cost or net realizable value.  Net realizable value represents the estimated future sales price of the product based on current and long-term graphite prices, less the estimated costs to complete production and bring the product to sale.  Write-downs of the natural flake graphite concentrate to net realizable value are reported as a component of costs applicable to sales.  The Company reviews and evaluates the net realizable value and obsolescence on an annual basis or more frequently when events or changes in circumstances indicate that the related net realizable amounts may be lower than cost. For the three months ended March 31, 2024 and 2023, there were no write downs of the Company’s inventory.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and financial condition of Westwater for the three months ended March 31, 2024 has been prepared based on information available to us as of May 14, 2024. This discussion should be read in conjunction with the unaudited Interim Financial Statements and Notes thereto included herewith and the audited Consolidated Financial Statements of Westwater for the period ended December 31, 2023 and the related notes thereto included in our Annual Report, which were prepared in accordance with U.S. GAAP. This management’s discussion and analysis contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements” herein.

INTRODUCTION

Westwater Resources, Inc., originally incorporated in 1977, is an energy technology company focused on developing battery-grade natural graphite materials through its two primary projects, the Kellyton Graphite Plant and the Coosa Graphite Deposit, both located in Coosa County, Alabama. Westwater expects the Kellyon Graphite Plant to process natural flake graphite and, based on current studies and estimates, produce 12,500 metric tons (“mt”) per year of CSPG in Phase I of the Kellyton Graphite Plant, primarily for use in lithium-ion batteries. Westwater also holds mineral rights to explore and potentially mine the Coosa Graphite Deposit, which Westwater anticipates will eventually provide natural graphite flake concentrate to the Kellyton Graphite Plant.

RECENT DEVELOPMENTS

Increase in Phase I Planned Production

During the first quarter of 2024, Westwater completed a debottlenecking study with its third-party engineering firm resulting in a 67% year-over-year increase in anticipated CSPG production for Phase I of the Kellyton Graphite Plant.  As a result of this study, Westwater now expects CSPG production of 12,500 mt per year for Phase I of the Kellyton Graphite Plant.  Total estimated construction costs related to Phase I of the Kellyton Graphite Plant remain at approximately $271 million.

Customer Engagement Update

As previously announced, during the first quarter of 2024, the Company entered into the Procurement Agreement with SK On.  Pursuant to the terms of the Procurement Agreement, Westwater will supply CSPG natural graphite anode products from its Kellyton Graphite Plant to SK On battery plants located within the U.S. Under the terms of the Procurement Agreement, SK On will be obligated to purchase, on an annual basis, a quantity of Product equal to a percentage of the forecasted volume required by SK On (the “Minimum Purchase Amount”), provided that the Minimum Purchase Amount may be increased from time to time by the mutual agreement of the parties.  The forecasted volume required by SK On in the final year of the Procurement Agreement is 10,000 mt of CSPG.  The Procurement Agreement is the result of Westwater and SK On’s collaboration pursuant to the JDA that was executed in the first quarter of 2023.

Additionally, Westwater has signed general terms and conditions for a supply agreement with a North American automobile manufacturing company and is negotiating a possible offtake agreement with this company.

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

Kellyton Graphite Plant – Construction Update

During the first quarter of 2024, construction activities consisted of receipt of additional long-lead equipment components and installing equipment and structural steel.  Westwater has constructed and is currently operating its R&D Lab.  The R&D Lab allows Westwater to continue product development and optimization with potential customers, and to perform additional quality control tests.  It also affords greater flexibility to optimize future samples in accordance with customer specifications.

Since inception of the project, and inclusive of liabilities as of March 31, 2024, the Company has incurred costs of approximately $120.6 million related to construction activities for Phase I of the Kellyton Graphite Plant.  While the Company has continued construction activities related to Phase I of the Kellyton Graphite Plant during the first quarter of 2024, Westwater has reduced the level of construction activity from anticipated levels, including adjusting the timing of future work, until receipt of the additional funding needed to complete construction of Phase I of the Kellyton Graphite Plant, which is estimated at approximately $150 million.  Reducing the level of construction activity until financing is secured is expected to impact the overall schedule to complete Phase I of the Kellyton Graphite Plant.  The Company expects to provide an update on construction timing once, and if, the additional funding is secured.

Construction Financing Update

Westwater is currently engaged in discussions with several entities related to financing of the Kellyton Graphite Plant.  Issues in the market regarding the availability of critical minerals for battery products and the need for domestically sourced critical minerals, particularly in light of current geopolitical conditions, have helped create increased interest in the Kellyton Graphite Plant by potential financing sources.  Management believes that the execution of one or more commercial agreements to sell some portion of its anticipated CSPG production, including the Procurement Agreement with SK On, will be a condition precedent to securing the financing needed to complete construction of the Phase I of the Kellyton Graphite Plant.  Even with the execution of commercial agreements to sell some portion of the Company’s anticipated CSPG production, no assurance can be given that additional financing will be available, or in amounts sufficient to meet its needs, or on terms acceptable to the Company.

Coosa Graphite Deposit

Through its wholly owned subsidiary, Alabama Graphite, Westwater holds mineral rights across 41,965 acres of the Alabama graphite belt in Coosa County, Alabama. During the fourth quarter of 2023, Westwater completed an IA, with an economic analysis for the Coosa Graphite Deposit. The IA was completed as a Technical Report Summary (“TRS”) disclosing Mineral Resources, including an economic analysis, for the Coosa Graphite Deposit, in accordance with S-K 1300. The TRS was completed on behalf of Westwater by SLR International Corporation (“SLR”) with an effective date of December 11, 2023, and filed with the SEC on Form 8-K on December 13, 2023. For further information regarding the IA and the Coosa Graphite Deposit, refer to Item 2, Properties, in the Annual Report.

Westwater commenced a strategic financing review process for the Coosa Graphite Deposit in the first quarter of 2024.  This strategic financing review process seeks to identify investment sources and partners for the Coosa Graphite Deposit, and may include review of strategic investment partners or other strategic transactions.

Graphite and Vanadium as Critical Materials

Presently, the United States is almost 100% dependent on imports for battery-grade graphite, which is currently the primary anode material in the lithium-ion batteries that power electric vehicles, smartphones, and laptops, and store power generated from intermittent renewable energy sources. Westwater intends to process natural flake graphite into battery-grade graphite, primarily for lithium-ion batteries.

Approximately 78% of natural graphite anode global supply comes from China (Benchmark, 2023). In addition, China is one of the largest global importers of natural graphite flake, relying on less expensive African sources. Both of these factors cause China to pose a geopolitical risk, particularly to the EU and U.S. China and the U.S. have imposed tariffs and export controls on critical minerals, including graphite, indicating the potential for further trade barriers between China and the United States. Effective December 1, 2023, China began requiring government approval for exports of two types of graphite products, including high-purity, high-hardness and high-intensity synthetic graphite material and natural flake graphite and its products. Westwater believes these export restrictions continue to highlight the supply-chain risk for the U.S. and other countries related to natural graphite products and could provide an opportunity for Westwater.

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

On May 3, 2024, the U.S. Department of the Treasury (the “Treasury Department”) adopted final regulations related to the Clean Vehicle Tax credit of $7,500 under section 30D of the Internal Revenue Code (the “federal electric vehicle tax credit”).  The final rules effectuate the guidance previously provided in December 2023 by the Treasury Department related to the key requirements for federal clean vehicle tax credit.  The final rules include a process – called the traced qualifying value test – for automakers to trace the battery supply chain to qualify for the federal electric vehicle tax credit's domestic content requirements, which critical minerals rule takes effect in 2025. The final rules also prohibit battery parts and critical minerals from “excluded entities” – defined as foreign entities of concern, or FEOCs – from qualifying for the federal electric vehicle tax credit.  Under relevant Treasury Department and U.S. Department of Energy interpretive regulations regarding the scope and application of FEOC-related restrictions, the People’s Republic of China is identified as an FEOC. The final FEOC battery component rules are important to Westwater because beginning in 2027, any vehicle whose batteries contain graphite that was extracted or processed in any way, and to any degree, by an FEOC – including China – will be ruled ineligible for the federal electric vehicle tax credit. As a result, an FEOC must be excluded from a vehicle battery’s supply chain in order for the vehicle to be eligible for the federal electric vehicle tax credit. Because Westwater is not an FEOC and intends to produce battery grade graphite for lithium-ion batteries to be used in electric vehicles in the United States, management believes its future production of battery-graphite products will meet the domestic content requirements of the IRA, which we anticipate will provide indirect future benefit to the Company.

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

Equity Financings

Capital Raises during the three months ended March 31, 2024

During the three months ended March 31, 2024, the Company sold 1.2 million shares of common stock for net proceeds of $0.6 million pursuant to the ATM Offering Agreement.

See Note 4 to the Interim Financial Statements for additional information.

RESULTS OF OPERATIONS

Summary

Our net loss for the three months ended March 31, 2024, was $2.9 million, or $0.05 per share, as compared with a net loss of $2.4 million, or $0.05 per share for the same period in 2023. The $0.5 million increase in our net loss was due primarily to higher costs related to general and administrative expenses and less interest income; partially offset by less product development expense.

Product Development Expenses

Product development expenses for the three months ended March 31, 2024, were $0.3 million, a decrease of $0.2 million compared to the same period in 2023. Product development expenses for the three months ended March 31, 2024 and 2023, related primarily to sample production of battery-grade natural graphite products for evaluation by potential customers. Since the third quarter of 2023, the Company has utilized its in-house R&D Lab for sample processing, resulting in lower costs for each batch of samples produced.

Exploration Expenses

Exploration expenses for the three months ended March 31, 2024, decreased slightly compared to the same quarter in 2023, due to lower personnel costs.

General and Administrative Expenses

General and administrative expense for the three months ended March 31, 2024, was $2.6 million, an increase of $0.2 million compared to the same period in 2023. The increase was primarily due to $0.4 million higher stock compensation expense resulting primarily from $0.3 million of stock award forfeitures in the first quarter of 2023. The impact of the increase in stock compensation expense was partially offset by an upfront $0.2 million advisory fee, which was incurred in the first quarter of 2023 and related to seeking funding for Phase I of the Kellyton Graphite Plant.

Other Income, net

Other income, net for the three months ended March 31, 2024, decreased by $0.5 million compared to the same period in 2023, due to a lower average cash balance during the first quarter of 2024 resulting in less interest income earned.

FINANCIAL POSITION

Operating Activities

Net cash used in operating activities of $2.8 million for the three months ended March 31, 2024, represents a decrease of $0.2 million compared to the same period in 2023. The decrease in cash used in operating activities was primarily due to $0.9 million less purchases of raw material inventory, partially offset by $0.5 million less interest income during the first quarter of 2024 compared to the same period of 2023. The remaining offset was due to other changes in working capital.

Investing Activities

Net cash used in investing activities decreased by $31.5 million for the three months ended March 31, 2024, as compared to the same period in 2023. The decrease was a result of lower capital expenditures as the Company reduces construction activity while working to put additional financing in place to fund the construction of Phase I of the Kellyton Graphite Plant.

Financing Activities

Net cash provided by financing activities decreased by $0.9 million for the three months ended March 31, 2024, as compared to the same period in 2023.  The decrease was primarily due to fewer shares of common stock sold under the

ATM Offering Agreement, lower trading volumes, and lower average stock prices during the three months ended March 31, 2024, compared to the same period in 2023.

LIQUIDITY AND CAPITAL RESOURCES

Since 2009, the Company has not recorded revenue from operations and, as of March 31, 2024, current liabilities exceeded current assets.  As such, Westwater is subject to all of the risks associated with development stage companies.  Management expects to continue to incur cash losses as a result of construction activity at the Kellyton Graphite Plant and general and administrative expenses until operations commence at the Kellyton Graphite Plant.  Operations at the Kellyton Graphite Plant are dependent on securing the additional funding needed to complete construction of Phase I of the Kellyton Graphite Plant.

The Company has relied on equity and debt financings and asset sales to fund its operations. During the three months ended March 31, 2024, and through the date that the Interim Financial Statement were issued, the Company continued construction activities related to the Kellyton Graphite Plant. However, while the Company has continued certain construction activities related to Phase I of the Kellyton Graphite Plant, those activities have been significantly reduced from anticipated levels until the additional funding needed to complete Phase I of the Kellyton Graphite Plant is in place.  The Company’s construction related contracts include termination provisions at the Company’s election that do not obligate the Company to make payments beyond what is incurred by the third-party service provider through the date of such termination. In its going concern analysis, the Company considered construction activity and related costs through the date that the Interim Financial Statements were issued.  Based on this analysis and excluding potential external funding opportunities and the Company’s current equity facility, the Company’s planned non-discretionary expenditures for one year past the issue date of these Interim Financial Statements, exceed the cash on hand as of the date of these Interim Financial Statements.

On March 31, 2024, the Company’s cash balance was approximately $6.1 million. During the three months ended March 31, 2024, the Company sold 1.2 million shares of common stock for net proceeds of $0.6 million pursuant to the ATM Offering Agreement.  As of March 31, 2024, the Company may offer and sell shares of its common stock having an aggregate offering price of up to approximately $6.5 million under the ATM Offering Agreement.

The Company expects to continue to incur losses as a result of costs and expenses related to construction activity and ongoing general and administrative expenses until operations commence at the Kellyton Graphite Plant.  The Company has historically relied and expects to continue to rely, on debt and equity financing to fund its operations and business plan. Along with evaluating the continued use of the ATM Offering Agreement, the Company is considering other forms of project financing to fund the construction of the Kellyton Graphite Plant, including both Phase I and Phase II.  The alternative sources of project financing could include, but are not limited to, project debt, convertible debt, or pursuing a partnership or joint venture. If funds are not available to fund the construction of Phase I of the Kellyton Graphite Plant through the equity markets or alternative financing sources, the Company may be required to reduce or severely curtail operations, change its planned business development strategies related to the Coosa Graphite Deposit and Phase I of the Kellyton Graphite Plant, alter the construction and commissioning timeline of Phase I of the Kellyton Graphite Plant, or put the construction of Phase I on hold until additional funding is obtained. If the Company is required to abandon construction and development or alter its intended long-term plans related the Kellyton Graphite Plant, the Company could be required to evaluate the recoverability of its long-lived assets.

While the Company has advanced its business plan and has been successful in the past raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company. Recent volatility in the equity and debt capital markets, rising interest rates, inflation, electric vehicle production and adoption rates, generally uncertain economic conditions and regulatory policy/enforcement, and unstable geopolitical conditions could significantly impact the Company’s ability to access the necessary funding to advance its business plan. Further, on March 13, 2023, the Company filed a prospectus supplement to the Registration Statement and as a result, the Company’s access to the available capacity under the Registration Statement is subject to General Instructions I.B.6 of Form S-3, which limits the amounts that the Company may sell under the Registration Statement. As of March 31, 2024, after giving effect to these limitations and the public float of our common stock as of the date of the Annual Report, and after giving effect to the terms of the ATM Offering Agreement, we currently may offer and sell shares of our common stock having an aggregate offering price of up to approximately $6.5 million under the ATM Offering Agreement, which amount is in addition to the shares of common stock that we have sold to date in accordance with the ATM Offering Agreement under the Registration Statement and prospectus supplements thereto.  If our public float increases such that we may sell additional amounts under the ATM Offering Agreement and the Registration Statement, we will file another prospectus supplement prior to making additional sales. In addition, the Company’s existing Registration Statement will expire in July of 2024.  We will be required to file a new Registration Statement with the SEC, and have that Registration Statement declared effective, in order to continue ATM sales after the expiration of the current Registration Statement.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the adequacy of funding, liquidity, access to capital, financing activities, the timing or occurrence of any future drilling or production from the Company’s properties, economic conditions, the strategic goals of the business, costs of any phase of development or operational line at the Kellyton Graphite Plant and estimated construction and commissioning timelines and completion dates, the start date for the mining of the Coosa Graphite Deposit, and the Company’s anticipated cash burn rate and capital requirements. Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” “target” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended March 31, 2024, that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

3.2	Amended and Restated Bylaws of the Company, as amended March 18, 2024 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).

10.1	Products Procurement Agreement between the Company and SK On Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2024).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTWATER RESOURCES, INC.

Dated: May 14, 2024	By:	/s/ Frank Bakker
Frank Bakker
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2024	By:	/s/ Steven M. Cates
Steven M. Cates
Chief Financial Officer and Senior Vice President - Finance (Principal Financial Officer and Principal Accounting Officer)