Form 10-Q
period 2024-06-30
WESTWATER RESOURCES, INC.
filed 2024-08-14
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	58,160,599 as of August 14, 2024

WESTWATER RESOURCES, INC.

DEFINITIONS

When used in this Form 10-Q, the following terms have the meaning indicated.

Term	Meaning
AGP	Alabama Graphite Products, LLC, an Alabama limited liability company and wholly owned subsidiary of Westwater Resources.
Alabama Graphite	Alabama Graphite Company, Inc., an Alabama corporation and wholly owned subsidiary of Westwater Resources.
Annual Report	Westwater Resources, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023.
ASC	FASB Accounting Standards Codification.
ASU	FASB Accounting Standards Update.
ATM Offering Agreement	Controlled Equity Offering Sale Agreement between Westwater Resources and Cantor Fitzgerald & Co. dated April 14, 2017.
Board	The Board of Directors of Westwater Resources, Inc.
Cantor	Cantor Fitzgerald & Co.
Coosa Graphite Deposit	The Company’s graphite mineral deposit located near Rockford, Alabama.
CSPG	Coated spherical purified graphite.
EU Critical Raw Minerals List	The list of raw materials that are crucial to the economy of the European Union published by the European Commission.
FASB	The Financial Accounting Standards Board.
FASB Concepts Statements

FASB Concepts Statements set the objectives, qualitative characteristics, and other concepts that guide selection of economic phenomena to be recognized and measured for financial reporting and their display in financial statements or related means of communicating information.

FCA

FCA US LLC, an electric vehicle manufacturer and part of the Stellantis group of companies. Stellantis designs, manufactures, and sells automobiles under its 14 brands: Abarth, Alfa Romeo, Chrysler, Citroën, Dodge, DS, Fiat, Jeep, Lancia, Maserati, Opel, Peugeot, Ram, and Vauxhall.

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

Inducement Plan

The Employment Inducement Incentive Award Plan. The Inducement Plan provides for the grant of equity-based awards, including restricted stock units, restricted stock, performance shares and performance units on terms substantially similar to the Company’s 2013 Omnibus Incentive Plan.

Kellyton Graphite Plant	The Company’s planned battery-grade graphite processing facility near Kellyton, Alabama.
Lincoln Park	Lincoln Park Capital Fund, LLC.
Offtake Agreement	Binding Offtake Agreement with FCA US LLC.
Procurement Agreement	Products Procurement Agreement with SK On.
R&D Lab	Research and development laboratory.
RSUs	Restricted stock units.
SEC	U.S. Securities and Exchange Commission.
SK On	SK On Co., Ltd., an electric vehicle battery developer, manufacturer, and solutions provider, supplying electric vehicle batteries to Ford, Hyundai, Volkswagen and others.
spot price	The price at which a mineral commodity may be purchased for delivery within one year.
U.S.	The United States of America
U.S. Critical Minerals List	The list of critical minerals that are crucial to the economy of the United States of America published by the Department of the Interior.
U.S. GAAP	Generally accepted accounting principles in the United States.
vanadium	A rare-earth metal used as a strengthening alloy in steelmaking, and in certain types of batteries, listed on the U.S. Critical Minerals List.
Westwater Resources	Westwater Resources, Inc.
2013 Plan	Westwater Resources, Inc. 2013 Omnibus Incentive Plan, as amended.
2020 Lincoln Park PA	Purchase Agreement dated as of December 4, 2020, between Westwater Resources and Lincoln Park Capital Fund, LLC.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands of dollars, except share amounts)

(unaudited)

	June 30,	December 31,
	2024	2023
ASSETS

Current Assets:
Cash and cash equivalents	$3,164	$10,852
Prepaid and other current assets	4,549	762
Total Current Assets	7,713	11,614

Property, plant and equipment, at cost:
Property, plant and equipment	135,029	132,870
Less: Accumulated depreciation	(591)	(470)
Net property, plant and equipment	134,438	132,400
Operating lease right-of-use assets	278	336
Finance lease right-of-use assets	17	20
Other long-term assets	1,833	5,461
Total Assets	$144,279	$149,831

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$6,482	$5,957
Accrued liabilities	1,204	1,696
Operating lease liability, current	125	117
Finance lease liability, current	6	5
Total Current Liabilities	7,817	7,775

Operating lease liability, net of current	155	220
Finance lease liability, net of current	12	15
Other long-term liabilities	1,378	1,378
Total Liabilities	9,362	9,388

Commitments and Contingencies (see note 10)

Stockholders’ Equity:
Common stock, 200,000,000 shares authorized, $0.001 par value
Issued shares - 57,842,023 and 55,387,794, respectively
Outstanding shares - 57,841,862 and 55,387,633, respectively	58	55
Paid-in capital	502,863	501,675
Accumulated deficit	(367,746)	(361,029)
Less: Treasury stock (161 shares), at cost	(258)	(258)
Total Stockholders’ Equity	134,917	140,443

Total Liabilities and Stockholders’ Equity	$144,279	$149,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in thousands of dollars, except share and per share amounts)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating Expenses:
Product development expenses	$(281)	$(1,208)	$(596)	$(1,698)
Exploration expenses	—	(57)	(11)	(121)
General and administrative expenses	(2,489)	(2,675)	(5,094)	(5,075)
Mineral property expenses	(6)	—	(6)	—
Depreciation and amortization	(62)	(55)	(124)	(107)
Total operating expenses	(2,838)	(3,995)	(5,831)	(7,001)

Non-Operating (Expense) Income:
Other (expense) income, net	(981)	369	(886)	985
Total other (expense) income	(981)	369	(886)	985

Net Loss	$(3,819)	$(3,626)	$(6,717)	$(6,016)

BASIC AND DILUTED LOSS PER SHARE	$(0.07)	$(0.07)	$(0.12)	$(0.12)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	57,427,333	51,120,597	56,757,116	50,286,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in thousands of dollars)

(unaudited)

	For the Six Months Ended June 30,
	2024	2023
Operating Activities:
Net loss	$(6,717)	$(6,016)
Reconciliation of net loss to cash used in operations:
Non-cash lease expense	59	73
Depreciation and amortization	124	107
Write-down of raw material inventory	694	—
Stock compensation expense	473	121
Effect of changes in operating working capital items:
Decrease (increase) in other long-term assets	2,934	(2,488)
(Increase) decrease in prepaids and other current assets	(3,037)	332
Increase (decrease) in payables and accrued liabilities	289	(1,049)
Net Cash Used In Operating Activities	(5,181)	(8,920)

Investing Activities:
Capital expenditures	(3,972)	(51,858)
Proceeds from sale of assets	750	—
Net Cash Used In Investing Activities	(3,222)	(51,858)

Financing Activities:
Issuance of common stock, net	814	2,980
Payment of minimum withholding taxes on net share settlements of equity awards	(96)	(104)
Payments on finance lease liabilities	(3)	(5)
Net Cash Provided By Financing Activities	715	2,871

Net decrease in Cash and Cash Equivalents	(7,688)	(57,907)
Cash and Cash Equivalents, Beginning of Period	10,852	75,196
Cash and Cash Equivalents, End of Period	$3,164	$17,289

Supplemental Cash Flow Information
Non-cash right-of-use asset obtained in exchange for operating lease liability	—	377
Non-cash right-of-use asset obtained in exchange for finance lease liability	—	28
Accrued capital expenditures (at end of period)	4,996	2,970
Total Supplemental Cash Flow Information	$4,996	$3,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(expressed in thousands of dollars, except share amounts)

(unaudited)

Six months ended June 30, 2024	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances, December 31, 2023	55,387,794	$55	$501,675	$(361,029)	$(258)	$140,443
Net loss	—	—	—	(6,717)	—	(6,717)
Common stock issued, net of issuance costs	1,761,573	3	811	—	—	814
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	692,656	—	473	—	—	473
Minimum withholding taxes on net share settlements of equity awards	—	—	(96)	—	—	(96)
Balances, June 30, 2024	57,842,023	$58	$502,863	$(367,746)	$(258)	$134,917

Three months ended June 30, 2024

Balances, March 31, 2024	57,010,971	$57	$502,429	$(363,927)	$(258)	$138,301
Net loss	—	—	—	(3,819)	—	(3,819)
Common stock issued, net of issuance costs	538,340	1	193	—	—	194
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	292,712	—	262	—	—	262
Minimum withholding taxes on net share settlements of equity awards	—	—	(21)	—	—	(21)
Balances, June 30, 2024	57,842,023	$58	$502,863	$(367,746)	$(258)	$134,917

Six months ended June 30, 2023	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances, December 31, 2022	48,405,543	$48	$495,456	$(353,278)	$(258)	$141,968
Net loss	—	—	—	(6,016)	—	(6,016)
Common stock issued, net of issuance costs	3,158,070	4	2,976	—	—	2,980
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	382,289	—	121	—	—	121
Minimum withholding taxes on net share settlements of equity awards	—	—	(104)	—	—	(104)
Balances, June 30, 2023	51,945,902	$52	$498,449	$(359,294)	$(258)	$138,949

Three months ended June 30, 2023

Balances, March 31, 2023	49,999,920	$50	$496,738	$(355,668)	$(258)	$140,862
Net loss	—	—	—	(3,626)	—	(3,626)
Common stock issued, net of issuance costs	1,703,569	2	1,497	—	—	1,499
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	242,413	—	265	—	—	265
Minimum withholding taxes on net share settlements of equity awards	—	—	(51)	—	—	(51)
Balances, June 30, 2023	51,945,902	$52	$498,449	$(359,294)	$(258)	$138,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements (the “Interim Financial Statements”) for Westwater Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying Interim Financial Statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report. The Interim Financial Statements are unaudited. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2024.

Significant Accounting Policies

Other receivables

A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due.  Receivables are classified as other receivables when they do not arise from an entity’s ongoing major or central operations. Other receivables are carried on a gross basis, with no discounting, less an allowance for credit losses, if applicable.  Allowance for credit losses reflects our best estimate of potentially uncollectible receivables and is based on both specific and general reserves, as appropriate.  General reserves will be maintained on a collective basis, as necessary, after considering factors such as historical experience, creditworthiness, the age of the receivable balances, current economic conditions and a reasonable and supportable forecast of future economic conditions.  As of June 30, 2024, other receivables are within “Prepaid and other current assets” on the Condensed Consolidated Balance Sheets, and we estimate that no allowance for credit loss is necessary.

Westwater does not offer extended payment terms and typically receives payment within one month of invoicing.  We consider receivables past due if full payment is not received by the contractual due date.  Interest income related to past due accounts receivable, if applicable, is recognized at the time full payment is received or collectability is assured. Past due accounts are written off against the allowance for credit losses if, and only after, all collection attempts have been exhausted. We do not have a material amount of aged receivables past 30 days at June 30, 2024.

Additional significant accounting policies are detailed in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements within our Annual Report.

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

Management considered the following events and conditions in its going concern analysis. As of June 30, 2024, current liabilities exceeded current assets. Further, the Company last recorded revenues from operations in 2009. The Company expects to continue to incur cash losses as a result of construction activity at the Kellyton Graphite Plant and general and administrative expenses until operations commence at the Kellyton Graphite Plant.  If financing is not available to fund the construction of Phase I of the Kellyton Graphite Plant through the equity capital markets or alternative financing sources, the Company may be required to reduce or severely curtail operations, change its planned business development strategies related to the Coosa Graphite Deposit and Phase I of the Kellyton Graphite Plant, alter the construction and commissioning timeline of Phase I of the Kellyton Graphite Plant, or put the construction of Phase I of the Kellyton Graphite Plant on hold until additional funding is obtained.  If the Company is required to abandon construction and development or alter its intended long-term plans related to the Kellyton Graphite Plant, the Company could be required to evaluate the recoverability of its long-lived assets.

Since 2009, the Company has relied on equity and debt financings and asset sales to fund its operations. During the quarter ended June 30, 2024, and through the date that these Interim Financial Statements were issued, the Company continued construction activities related to the Kellyton Graphite Plant. However, while the Company has continued certain construction activities related to Phase I of the Kellyton Graphite Plant, those activities have been significantly reduced from anticipated levels until the additional funding needed to complete Phase I of the Kellyton Graphite Plant is in place. The Company’s construction-related contracts include termination provisions at the Company’s election that do not obligate the Company to make payments beyond what is incurred by the third-party service provider through the date of such termination.  In its going concern analysis, the Company considered construction activity and related costs through the date that the Interim Financial Statements were issued.  Based on this analysis and excluding potential external funding opportunities and the Company’s current equity facility, the Company’s planned non-discretionary expenditures for one year past the issue date of these Interim Financial Statements exceed the cash on hand as of the date of these Interim Financial Statements.

On June 30, 2024, the Company’s cash balance was approximately $3.2 million. During the six months ended June 30, 2024, the Company sold 1.8 million shares of common stock for net proceeds of $0.8 million pursuant to the ATM Offering Agreement.  As of June 30, 2024, the Company has $7.0 million remaining available for future sales under the ATM Offering Agreement.  See Note 6 for further details.

While the Company has advanced its business plan and has been successful in the past raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company. Recent volatility in the equity and debt capital markets, rising interest rates, inflation, electric vehicle production and adoption rates, generally uncertain economic conditions and regulatory policy and enforcement, and unstable geopolitical conditions could significantly impact the Company’s ability to access the necessary funding to advance its business plan.  On March 13, 2023, the Company filed a prospectus supplement to its existing shelf registration statement on Form S-3 (the “Existing Registration Statement”) and as a result, the Company’s access to the available capacity under the Existing Registration Statement, is subject to General Instruction I.B.6 of Form S-3, which limits the amount that the Company may sell under the Existing Registration Statement. As of June 30, 2024, after giving effect to these limitations and the public float of our common stock as of the date of the Annual Report, and after giving effect to the terms of the ATM Offering Agreement, we currently may offer and sell shares of our common stock having an aggregate offering price of up to approximately $7.0 million under the ATM Offering Agreement, which amount is in addition to the shares of common stock that we have sold to date in accordance with the ATM Offering Agreement under the Existing Registration Statement and prospectus supplements thereto. The Company’s ability to raise additional funds under the ATM Offering Agreement may be further limited by the Company’s market capitalization, share price and trading volume. On July 3, 2024, the Company filed a new Registration Statement on Form S-3 (the “Registration Statement”), which has not yet been declared effective by the SEC.  The Existing Registration Statement expired on July 8, 2024, however, pursuant to Rule 415 of the Securities Act, the Company is permitted to continue making offers and sales of securities covered by the Existing Registration Statement and prospectus supplements thereto until the earlier of the effective date of the Registration Statement or 180 days after July 8, 2024.

When considering the above events and conditions in the aggregate, the Company believes such events and conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that these Interim Financial Statements were issued.

3. PREPAID AND OTHER CURRENT ASSETS

On June 30, 2024 and December 31, 2023, the Company had the following components within “Prepaid and other current assets”.

	June 30,	December 31,
(thousands of dollars)	2024	2023
Prepaid and other current assets:
Inventory	$2,372	$—
Other receivables	1,756	71
Prepaid insurance	356	663
Other current assets	65	28
Total prepaid and other current assets	$4,549	$762

As of June 30, 2024, inventory represents raw material inventory that is under contract to be sold subsequent to the balance sheet date but within the next twelve months.  Refer to Note 5 for further details.

As of June 30, 2024, the other receivable balance includes $0.9 million of other receivables for sales of the Company’s raw material inventory as further described in Note 8 and $0.8 million of other receivables for the sale of an asset as further described in Note 4.  Neither receivable was present at December 31, 2023.

4. PROPERTY, PLANT AND EQUIPMENT

	Net Book Value of Property, Plant and Equipment at June 30, 2024
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Other property, plant and equipment	5,727	15	5,742
Construction in progress	119,724	—	119,724
Total	$134,423	$15	$134,438

	Net Book Value of Property, Plant and Equipment at December 31, 2023
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Other property, plant and equipment	5,845	18	5,863
Construction in progress	117,565	—	117,565
Total	$132,382	$18	$132,400

Construction in Progress

Construction in progress represents assets that are not ready for service or are in the construction stage. Assets are depreciated based on the estimated useful life of the asset once it is placed in service.

As part of Westwater’s design optimization of the Kellyton Graphite Plant, the Company determined a component of the asset group could be sold.  The cash proceeds received during the second quarter totaled $0.8 million and is included within the Investing Activities section of the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024.  As this asset was a component of the larger asset group, the Company did not recognize a triggering event for impairment.

Impairment of Property, Plant and Equipment

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. For the six months ended June 30, 2024, no events or changes in circumstance are believed to have impacted recoverability of the

Company’s long-lived assets. Accordingly, it was determined that no interim impairment was necessary.  As discussed in Note 2, if the Company is required to abandon construction and development or alter its intended long-term plans related to the Kellyton Graphite Plant, the Company could be required to evaluate the recoverability of its long-lived assets.

5. INVENTORY

Inventory consisted of raw material of natural flake graphite concentrate provided by a third-party vendor totaling $3.1 million and $4.8 million as of June 30, 2024 and December 31, 2023, respectively.  At June 30, 2024, $2.4 million of raw material inventory is under contract to be sold within the next twelve months and included in the “Prepaid and other current assets” line item on the Condensed Consolidated Balance Sheets.

As of June 30, 2024, $0.7 million of raw material of natural flake graphite concentrate is included within the “Other long-term assets” line item on the Condensed Consolidated Balance Sheets.  At December 31, 2023, the entire inventory balance was within the “Other long-term assets” line item on the Condensed Consolidated Balance Sheets.

The Company values the natural flake graphite concentrate at the lower of cost or net realizable value.  Net realizable value represents the estimated future sales price of the product based on current and long-term graphite prices, less the estimated costs to complete production and bring the product to sale. For sales of raw material inventory that will not be processed, the net realizable value is the contracted sales price. Write-downs of the natural flake graphite concentrate to net realizable value are reported as a component of costs applicable to sales or as a component of other (expense) income if related to the sale of raw material inventory.  The Company reviews and evaluates the net realizable value and obsolescence on an annual basis or more frequently when events or changes in circumstances indicate that the related net realizable amounts may be lower than cost. For the three and six months ended June 30, 2024, the Company recognized a $0.7 million write-down of inventory based on the net realizable value of future committed sales of raw material inventory.  The Company estimates a net realizable value of secured sales contracts less selling cost to be approximately $2.4 million.  For the three and six months ended June 30, 2023, there were no write-downs of the Company’s inventory.

6. COMMON STOCK

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

During the three and six months ended June 30, 2024, the Company sold 0.5 million and 1.8 million shares of common stock for net proceeds of $0.2 million and $0.8 million, respectively, pursuant to the ATM Offering Agreement.  The Company sold 0.8 million and 2.3 million shares of common stock for net proceeds of $0.7 million and $2.2 million, respectively, pursuant to the ATM Offering Agreement for the three and six months ended June 30, 2023.

Sales made under the ATM Offering Agreement are made pursuant to the prospectus supplement filed March 13, 2023 which amends and supplements the prospectus supplement filed pursuant to Rule 424(b)(5), which registered for sale up to a total of $50.0 million of the Company’s common stock, which was filed on August 20, 2021 as a takedown off the Existing Registration Statement, which was declared effective by the SEC on July 8, 2021.  The Company is subject to General Instruction I.B.6 of Form S-3, which limits the amount that we may sell under the Existing Registration Statement. As of June 30, 2024, after giving effect to these limitations and the public float of our common stock as of the date of our Annual Report, and after giving effect to the terms of the ATM Offering Agreement, we currently may offer and sell shares of our common stock having an aggregate offering price of up to approximately $7.0 million under the ATM Offering Agreement, which amount is in addition to the shares of common stock that we have sold to date in accordance with the ATM Offering Agreement under the Existing Registration Statement and prospectus supplements thereto. As noted above, on July 3, 2024, the Company filed the Registration Statement, which has not yet been declared effective by the SEC.  The Existing Registration Statement expired on July 8, 2024, however, pursuant to Rule 415 of the Securities Act, the Company is permitted to continue making offers and sales of securities covered by the Existing Registration Statement and prospectus supplements thereto until the earlier of the effective date of the Registration Statement or 180 days after July 8, 2024.

December 2020 Purchase Agreement with Lincoln Park Capital, LLC

On December 4, 2020, the Company entered into the 2020 Lincoln Park PA with Lincoln Park to place up to $100.0 million or 16.0 million shares in the aggregate of the Company’s common stock on an ongoing basis when required by the Company over a term of 36 months.  The 2020 Lincoln Park PA expired by its terms in December 2023 and therefore, no shares were sold during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, the Company sold 0.9 million shares of common stock for net proceeds of $0.8 million pursuant to the 2020 Lincoln Park PA.

7. STOCK-BASED COMPENSATION

Stock-based compensation awards consist of stock options, restricted stock units and bonus shares issued under the Company’s equity incentive plans, which include the 2013 Plan and the Inducement Plan.

The Company’s stockholders approved amendments to the 2013 Plan to increase the authorized number of shares of common stock available and reserved for issuance under the 2013 Plan by 1,500,000 shares on May 10, 2023, and an additional 3,000,000 shares on May 30, 2024.

Under the 2013 Plan, the Company may grant awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to eligible persons. Equity awards under the 2013 Plan are granted from time to time at the discretion of the Compensation Committee of the Board (the “Committee”), with vesting periods and other terms as determined by the Committee with a maximum term of 10 years. The 2013 Plan is administered by the Committee, which can delegate the administration to the Board, other committees or to such other officers and employees of the Company as designated by the Committee and permitted by the 2013 Plan. As of June 30, 2024, 100,003 shares were available for future issuances under the 2013 Plan.

The Inducement Plan provides for the grant of equity-based awards, including restricted stock units, restricted stock, performance shares and performance units. Under the Inducement Plan, the Company may grant equity awards for the sole purpose of recruiting and hiring new employees.  As of June 30, 2024, 114,429 shares were available for future issuances under the Inducement Plan.

The Company has elected to account for forfeitures as they occur rather than estimating forfeitures.  Expense associated with an award that is forfeited prior to vesting will be reversed accordingly.  For the three and six months ended June 30, 2024, the Company recorded stock-based compensation expense of $0.3 million and $0.5 million, respectively.  For the three and six months ended June 30, 2023, the Company recorded stock-based compensation expense of $0.3 million and $0.1 million, respectively.  Stock compensation expense is recorded in general and administrative expenses.

Stock Options

Stock options are valued using the Black-Scholes option pricing model on the date of grant. The Company accounts for forfeitures upon occurrence.

The following table summarizes stock options outstanding and changes for the six months ended June 30, 2024:

	June 30, 2024		June 30, 2023
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Stock options outstanding at beginning of period	424,826	$2.66	356,296	$5.06
Granted	224,519	0.49	117,637	1.01
Canceled or forfeited	—	—	(49,107)	16.07
Stock options outstanding at end of period	649,345	1.91	424,826	2.66
Stock options exercisable at end of period	424,826	$2.66	307,189	$3.29

All options outstanding for the six months ended June 30, 2024, were issued under the 2013 Plan.  The weighted average remaining term for stock options outstanding as of June 30, 2024, is approximately 8.2 years.

As of June 30, 2024, the Company had less than $0.1 million of unrecognized compensation costs related to non-vested stock options that will be recognized over a period of approximately 11 months.

Restricted Stock Units

RSUs are granted with vesting conditions determined by the Compensation Committee of the Board.  Vesting conditions may include criteria such as time-based, performance-based, and/or a total shareholder return market condition. RSUs are valued at the fair value of the award on the date of grant, which is typically based on the closing share price of the Company’s common stock on the date of grant. The final number of shares issued under performance-based RSUs is generally based on the Company’s prior year performance as determined by the Compensation Committee at each vesting date, and the valuation of such awards assumes full satisfaction of applicable vesting criteria.  The Company accounts for forfeitures upon occurrence.

The following table summarizes RSU activity for the six months ended June 30, 2024 and 2023:

	June 30,		June 30,
	2024		2023
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	RSUs	Fair Value	RSUs	Fair Value
Unvested RSUs at beginning of period	1,773,058	$1.03	1,207,872	$1.40
Granted	3,235,731	0.49	1,461,812	1.00
Forfeited/Expired	(6,784)	3.93	(432,587)	1.67
Vested	(884,817)	1.03	(229,110)	1.25
Unvested RSUs at end of period	4,117,188	$0.60	2,007,987	$1.05

As of June 30, 2024, the Company had $1.5 million of unrecognized compensation costs related to non-vested restricted stock units that will be recognized over a period of approximately 2.5 years.

8. OTHER (EXPENSE) INCOME, NET

For the three and six months ended June 30, 2024 and 2023, the Company had the following components within “Other (expense) income, net”.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(thousands of dollars)	2024	2023	2024	2023
Other (expense) income:
Sales of raw material inventory	$982	$—	$1,124	$—
Costs related to sales of raw material inventory	(1,336)	—	(1,506)	—
Write-down of raw material inventory	(694)	—	(694)	—
Interest income	65	378	191	1,011
Foreign exchange loss	(1)	(10)	(3)	(27)
Other income	3	1	2	1
Total other (expense) income, net	$(981)	$369	$(886)	$985

As part of Westwater’s design optimization of the Kellyton Graphite Plant, the Company determined that while it can utilize its current raw material graphite flake in inventory, a different size of natural graphite flake results in a better yield of CSPG, is more cost effective, and does not negatively impact finished product performance.  As a result, the Company has entered into agreements to sell a portion of its raw material inventory.  Sales of raw material inventory are recognized upon shipment.  Because the Kellyton Graphite Plant is not currently operational and these agreements are not entered into in the Company’s ordinary course of business activities, the Company does not recognize these agreements as revenue under ASC 606.  For the three and six months ended June 30, 2024, the Company recognized sales of raw material inventory of $1.0 million and $1.1 million, respectively, and related offsetting expenses of $1.3 million and $1.5 million, respectively.

For each of the three and six months ended June 30, 2024, the Company recognized a write-down of inventory of $0.7 million to recognize the lower of cost or net realizable value related to raw material inventory that is under contract to be sold subsequent to June 30, 2024.  Refer to Note 5 for further details.

For the three and six months ended June 30, 2024, the Company recognized interest income of $0.1 million and $0.2 million, respectively, in our investment account.  For the three and six months ended June 30, 2023, the Company recognized interest income of $0.4 million and $1.0 million, respectively, in our investment account.

9. EARNINGS PER SHARE

Basic and diluted loss per common share have been calculated based on the weighted-average shares outstanding during the period. Additionally, 4,766,533 potentially dilutive shares, comprised of unvested RSUs and outstanding stock options at the end of the period, were excluded from the calculation of earnings per share because the effect on the basic income per share would be anti-dilutive, as the Company had a net loss for the three and six months ended June 30, 2024.

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

As of June 30, 2024, the Company has entered into certain leases that have not yet commenced. Each of the leases relate to equipment to be used at the Kellyton Graphite Plant with lease terms of 5 years, which we expect to commence later in 2024 when we take possession of the equipment.  The net present value of such leases is approximately $1.1 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and financial condition of Westwater for the three and six months ended June 30, 2024, has been prepared based on information available to us as of August 14, 2024. This discussion should be read in conjunction with the unaudited Interim Financial Statements and Notes thereto included herewith and the audited Consolidated Financial Statements of Westwater for the period ended December 31, 2023, and the related notes thereto included in our Annual Report, which were prepared in accordance with U.S. GAAP. This management’s discussion and analysis contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements” herein.

INTRODUCTION

Westwater Resources, Inc., originally incorporated in 1977, is an energy technology company focused on developing battery-grade natural graphite materials through its two primary projects, the Kellyton Graphite Plant and the Coosa Graphite Deposit, both located in Coosa County, Alabama. Once operational, Westwater expects the Kellyon Graphite Plant to process natural flake graphite and, based on current studies and estimates, produce 12,500 metric tons (“mt”) per year of CSPG in Phase I of the Kellyton Graphite Plant, primarily for use in lithium-ion batteries. Westwater also holds mineral rights to explore and potentially mine the Coosa Graphite Deposit, which Westwater anticipates will eventually provide natural graphite flake concentrate to the Kellyton Graphite Plant.

RECENT DEVELOPMENTS

Customer Engagement Update

On July 17, 2024, the Company entered into the Offtake Agreement with FCA, an electric vehicle manufacturer and part of the Stellantis group of companies.  Under the terms of the Offtake Agreement, FCA will be obligated to purchase CSPG natural graphite anode products (the “Product”) in amounts (the “Annual Offtake Volume”) and at prices described in the Offtake Agreement, upon Westwater providing CSPG in accordance with the terms of the contract.  The anticipated Annual Offtake Volume in 2026 is 10,000 mt of Product, and in years 2027 through 2031, the final year of the Offtake Agreement, is 15,000 mt of Product.

As previously announced, during the first quarter of 2024, the Company entered into the Procurement Agreement with SK On.  Pursuant to the terms of the Procurement Agreement, Westwater will supply CSPG natural graphite anode products from its Kellyton Graphite Plant to SK On battery plants located within the U.S. Under the terms of the Procurement Agreement, SK On will be obligated to purchase, on an annual basis, a quantity of CSPG equal to a percentage of the forecasted volume required by SK On (the “Minimum Purchase Amount”), provided that the Minimum Purchase Amount may be increased from time to time by the mutual agreement of the parties, upon Westwater providing CSPG in accordance with the terms of the contract.  The forecasted volume required by SK On in the final year of the Procurement Agreement is 10,000 mt of CSPG.

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

Qualification Line Development at Kellyton Graphite Plant

During the quarter ended June 30, 2024, Westwater began installing its qualification line at the Kellyton Graphite Plant.  The qualification line will be utilized to prepare larger bulk samples of CSPG for customer qualification.  The qualification line is expected to produce CSPG in 5 to 10 mt (or larger) batches.  To speed the qualification process, Westwater has taken a dual approach to qualification of the CSPG.  During Westwater’s pilot program, smaller sample sizes were prepared utilizing the Company’s equipment suppliers, which suppliers utilized the same technology and scale equipment as Westwater had purchased for use in the Kellyton Graphite Plant.  Westwater is now installing such equipment at the Kellyton Graphite Plant. The qualification line is expected to be operational in the fourth quarter of 2024 and is expected to produce approximately 1 mt per day of CSPG.  Westwater anticipates utilizing the qualification line to supply future bulk samples, which samples will be representative of mass production materials because the equipment and underlying technologies used to produce the samples are representative of full-scale production processes.

Kellyton Graphite Plant – Construction Update

During the first two quarters of 2024, construction activities consisted of receipt of additional long-lead equipment components and installing equipment and structural steel.  Westwater has constructed and is currently operating its R&D Lab.  The R&D Lab allows Westwater to continue product development and optimization with potential customers, and to perform additional quality control tests.  It also affords greater flexibility to optimize future samples in accordance with customer specifications.

Since inception of the project, and inclusive of liabilities as of June 30, 2024, the Company has incurred costs of approximately $120.4 million, net of $1.5 million recoupment of capital costs, related to construction activities for Phase I of the Kellyton Graphite Plant (Refer to Note 4 for further details).  While the Company has continued construction activities related to Phase I of the Kellyton Graphite Plant during the first half of 2024, Westwater has reduced the level of construction activity from anticipated levels, including adjusting the timing of future work, until receipt of the additional funding needed to complete construction of Phase I of the Kellyton Graphite Plant.  The Company estimates that approximately $150 million will be required to complete construction of Phase I of the Kellyton Graphite Plant. Reducing the level of construction activity until financing is secured is expected to impact the overall schedule to complete Phase I of the Kellyton Graphite Plant.  As a result of entry into the Offtake Agreement and Procurement Agreement, we expect to begin production in 2026, subject to securing financing to complete construction of Phase I of the Kellyton Graphite Plant.

Construction Financing Update

Westwater is currently engaged in discussions with several entities related to financing of the Kellyton Graphite Plant.  Issues in the market regarding the availability of critical minerals for battery products and the need for domestically sourced critical minerals, particularly in light of current geopolitical conditions, have helped create increased interest in the Kellyton Graphite Plant by potential financing sources.  Management believes that the execution of its two commercial offtake agreements, the Procurement Agreement with SK On and Offtake Agreement with FCA, to sell its anticipated CSPG production from Phase I, is a step towards securing the financing needed to complete construction of Phase I of the Kellyton Graphite Plant.  Even with the execution of the commercial offtake agreements, no assurance can be given that additional financing will be available, or in amounts sufficient to meet its needs, or on terms acceptable to the Company.

Increase in Phase I Planned Production

As previously announced, during the first quarter of 2024, Westwater completed a debottlenecking study with its third-party engineering firm resulting in a 67% year-over-year increase in anticipated CSPG production for Phase I of the Kellyton Graphite Plant.  As a result of this study, Westwater now expects CSPG production of 12,500 mt per year for Phase I of the Kellyton Graphite Plant.  Total estimated construction costs related to Phase I of the Kellyton Graphite Plant remain at approximately $271 million.

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

Approximately 78% of natural graphite anode global supply comes from China (Benchmark, 2023). In addition, China is one of the largest global importers of natural graphite flake, relying on less expensive African sources. Both of these factors cause China to pose a geopolitical risk, particularly to the U.S. and EU. China and the U.S. have imposed tariffs and export controls on critical minerals, including graphite, indicating the potential for further trade barriers between China and the United States. Effective December 1, 2023, China began requiring government approval for exports of two types of graphite products, including high-purity, high-hardness and high-intensity synthetic graphite material and natural flake graphite and its products. Westwater believes these export restrictions continue to highlight the supply-chain risk for the U.S. and other countries related to natural graphite products and could provide an opportunity for Westwater.

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

On May 3, 2024, the U.S. Department of the Treasury (the “Treasury Department”) adopted final regulations related to the Clean Vehicle Tax credit of $7,500 under section 30D of the Internal Revenue Code (the “federal electric vehicle tax credit”).  The final rules effectuate the guidance previously provided in December 2023 by the Treasury Department related to the key requirements for the federal electric vehicle tax credit.  The final rules include a process – called the traced qualifying value test – for automakers to trace the battery supply chain to qualify for the federal electric vehicle tax credit’s domestic content requirements, which takes effect in 2025. The final rules also prohibit battery parts and critical minerals from “excluded entities” – defined as foreign entities of concern, or FEOCs – from qualifying for the federal electric vehicle tax credit.  Under relevant Treasury Department and U.S. Department of Energy interpretive regulations regarding the scope and application of FEOC-related restrictions, the People’s Republic of China is identified as an FEOC. The final FEOC battery component rules are important to Westwater because, beginning in 2027, any electric vehicle whose batteries contain graphite that was extracted or processed in any way, and to any degree, by an FEOC – including China – will be ruled ineligible for the federal electric vehicle tax credit. As a result, an FEOC must be excluded from an electric vehicle battery’s supply chain in order for the electric vehicle to be eligible for the federal electric vehicle tax credit. Because Westwater is not an FEOC and intends to produce battery grade graphite for lithium-ion batteries to be used in electric vehicles in the United States, management believes its future production of battery-graphite products will meet the domestic content requirements of the IRA, which we anticipate will provide indirect future benefit to the Company.

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

Equity Financings

Capital Raises during the three and six months ended June 30, 2024

During the three and six months ended June 30, 2024, the Company sold 0.5 million and 1.8 million shares of common stock for net proceeds of $0.2 million and $0.8 million pursuant to the ATM Offering Agreement.

See Note 6 to the Interim Financial Statements for additional information.

RESULTS OF OPERATIONS

Summary

Our net loss for the three months ended June 30, 2024, was $3.8 million, or $0.07 per share, as compared with a net loss of $3.6 million, or $0.07 per share for the same period in 2023. The $0.2 million increase in our net loss was due primarily to an increase in other expenses related to sales of raw material inventory, a write-down of raw material inventory, and less interest income; partially offset by lower costs related to product development and general and administrative expenses.

Our net loss for the six months ended June 30, 2024, was $6.7 million, or $0.12 per share, as compared with a net loss of $6.0 million or $0.12 per share for the same period in 2023.  The $0.7 million increase in our net loss from the prior year period was due primarily to an increase in other expenses related to sales of raw material inventory, a write-down of raw material inventory, and less interest income; partially offset by a decrease in product development and exploration expenses.

Product Development Expenses

Product development expenses for the three and six months ended June 30, 2024, were $0.3 million and $0.6 million, respectively, a decrease of $0.9 million and $1.1 million compared to the same periods in 2023, respectively. Product development expenses for the three and six months ended June 30, 2024 and 2023, related primarily to sample production of battery-grade natural graphite products for evaluation by potential customers. Since the third quarter of 2023, the Company has utilized its in-house R&D Lab for sample processing, resulting in lower costs for each batch of samples produced.

Exploration Expenses

Exploration expenses for the three and six months ended June 30, 2024, decreased slightly compared to the same periods in 2023, due to lower personnel costs.

General and Administrative Expenses

General and administrative expense for the three months ended June 30, 2024, decreased by $0.2 million compared to the same period in 2023.  The decrease was primarily due to legal and consulting fees incurred in the second quarter of 2023 for ISO compliance and tests associated with the optimization of the Kellyton Graphite Plant.  For the six months ended June 30, 2024, general and administrative expense remained flat compared to the same period in 2023.

Other Expense, net

Other expense, net for the three and six months ended June 30, 2024, was $1.0 million and $0.9 million, respectively, an increase of $1.4 million and $1.9 million, respectively, compared to the same periods in 2023.  The increase in other expense, net for both periods is due to lower average cash balance resulting in less interest income earned and an increase in other expenses related to sales and write-down of raw material inventory.

FINANCIAL POSITION

Operating Activities

Net cash used in operating activities of $5.2 million for the six months ended June 30, 2024, represents a decrease of $3.7 million compared to the same period in 2023. The decrease in cash used in operating activities was primarily due to decreases in purchases of raw material inventory of $1.9 million, third-party services related to product development of $1.0 million, and $0.2 million of cash collected on sales of raw material inventory. These changes to operating cash flow were partially offset by a reduction of interest income of $0.8 million. The remaining change in operating cash flow was primarily due to other non-capital related liabilities of $1.3 million.

Investing Activities

Net cash used in investing activities decreased by $48.6 million for the six months ended June 30, 2024, as compared to the same period in 2023. The decrease was a result of lower capital expenditures as the Company reduces construction activity while working to put additional financing in place to fund the construction of Phase I of the Kellyton Graphite Plant. This decrease was slightly offset by $0.8 million of cash received from the sale of an asset during the second quarter of 2024. See Note 4 for further details.

Financing Activities

Net cash provided by financing activities decreased by $2.2 million for the six months ended June 30, 2024, as compared to the same period in 2023.  The decrease was primarily due to fewer shares of common stock sold under the ATM Offering Agreement, lower trading volumes, and lower average stock prices during the six months ended June 30, 2024, compared to the same period in 2023.

LIQUIDITY AND CAPITAL RESOURCES

Since 2009, the Company has not recorded revenue from operations and, as of June 30, 2024, current liabilities exceeded current assets.  As such, Westwater is subject to all of the risks associated with development stage companies.  Management expects to continue to incur cash losses as a result of construction activity at the Kellyton Graphite Plant and general and administrative expenses until operations commence at the Kellyton Graphite Plant.  Operations at the Kellyton Graphite Plant are dependent on securing the additional funding needed to complete construction of Phase I of the Kellyton Graphite Plant.

The Company has relied on equity and debt financings and asset sales to fund its operations. During the six months ended June 30, 2024, and through the date that the Interim Financial Statement were issued, the Company continued construction activities related to the Kellyton Graphite Plant. However, while the Company has continued certain construction activities related to Phase I of the Kellyton Graphite Plant, those activities have been significantly reduced from anticipated levels until the additional funding needed to complete Phase I of the Kellyton Graphite Plant is in place.  The Company’s construction related contracts include termination provisions at the Company’s election that do not obligate the Company to make payments beyond what is incurred by the third-party service provider through the date of such termination. In its going concern analysis, the Company considered construction activity and related costs through the date that the Interim Financial Statements were issued.  Based on this analysis and excluding potential external funding opportunities and the Company’s current equity facility, the Company’s planned non-discretionary expenditures for one year past the issue date of these Interim Financial Statements, exceed the cash on hand as of the date of these Interim Financial Statements.

On June 30, 2024, the Company’s cash balance was approximately $3.2 million. During the six months ended June 30, 2024, the Company sold 1.8 million shares of common stock for net proceeds of $0.8 million pursuant to the ATM Offering Agreement.  As of June 30, 2024, the Company may offer and sell shares of its common stock having an aggregate offering price of up to approximately $7.0 million under the ATM Offering Agreement.

Subsequent to June 30, 2024, the Company received $1.0 million from sales of raw material natural flake graphite concentrate (see Note 5) and $0.5 million related to recoupment of capital cost (see Note 4).  The cash provided by these activities has resulted in a cash balance of approximately $3.2 million at August 12, 2024.

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

While the Company has advanced its business plan and has been successful in the past raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company. Recent volatility in the equity and debt capital markets, rising interest rates, inflation, electric vehicle production and adoption rates, generally uncertain economic conditions and regulatory policy and enforcement, and unstable geopolitical conditions could significantly impact the Company’s ability to access the necessary funding to advance its business plan. On March 13, 2023, the Company filed a prospectus supplement to the Existing Registration Statement and as a result, the Company’s access to the available capacity under the Existing Registration Statement is subject to General Instructions I.B.6 of Form S-3, which limits the amounts that the Company may sell under the Registration Statement. As of June 30, 2024, after giving effect to these limitations and the public float of our common stock as of the date of the Annual Report, and after giving effect to the terms of the ATM Offering Agreement, we currently may offer and sell shares of our common stock having an aggregate offering price of up to approximately $7.0 million under the ATM Offering Agreement, which amount is in addition to the shares of common stock that we have sold to date in accordance with the ATM Offering Agreement under the Existing Registration Statement and prospectus supplements thereto.  On July 3, 2024, the Company filed the Registration Statement, which has not yet been declared effective by the SEC.  The Existing Registration Statement expired on July 8, 2024, however, pursuant to Rule 415 of the Securities Act, the Company is permitted to continue making offers and sales of securities covered by the Existing Registration Statement and prospectus supplements thereto until the earlier of the effective date of the Registration Statement or 180 days after July 8, 2024.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the six months ended June 30, 2024, that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

3.2

Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated May 31, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 31, 2024).

3.3	Amended and Restated Bylaws of the Company, as amended March 18, 2024 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTWATER RESOURCES, INC.

Dated: August 14, 2024	By:	/s/ Frank Bakker
Frank Bakker
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2024	By:	/s/ Steven M. Cates
Steven M. Cates
Chief Financial Officer and Senior Vice President - Finance (Principal Financial Officer and Principal Accounting Officer)