Form 10-Q
period 2024-09-30
WESTWATER RESOURCES, INC.
filed 2024-11-14
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	62,507,043 as of November 14, 2024

WESTWATER RESOURCES, INC.

DEFINITIONS

When used in this Form 10-Q, the following terms have the meaning indicated.

Term	Meaning
AGP	Alabama Graphite Products, LLC, an Alabama limited liability company and wholly owned subsidiary of Westwater Resources.
Alabama Graphite	Alabama Graphite Company, Inc., an Alabama corporation and wholly owned subsidiary of Westwater Resources.
Annual Report	Westwater Resources, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023.
ASC	FASB Accounting Standards Codification.
ASU	FASB Accounting Standards Update.
ATM Offering Agreement	Controlled Equity Offering Sale Agreement between Westwater Resources and Cantor Fitzgerald & Co. dated April 14, 2017 and terminated effective August 29, 2024.
ATM Sales Agreement	At The Market Offering Agreement between Westwater Resources and H.C. Wainwright & Co., LLC. dated August 30, 2024.
Board	The Board of Directors of Westwater Resources, Inc.
Cantor	Cantor Fitzgerald & Co.
common stock	Common stock of the Company, $0.001 par value per share.
Coosa Graphite Deposit	The Company’s graphite mineral deposit located near Rockford, Alabama.
CSPG	Coated spherical purified graphite.
EU Critical Raw Minerals List	The list of raw materials that are crucial to the economy of the European Union published by the European Commission.
FASB	The Financial Accounting Standards Board.
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

Fines Offtake Agreement	Manufacturing Supply Agreement with Hiller Carbon, LLC.
graphite

A naturally occurring carbon material with electrical properties that enhance the performance of electrical storage batteries, listed on the U.S. Critical Minerals List and the EU Critical Raw Materials List.

Graphite Fines	Natural graphite fines material, which is produced during the CSPG spherodizing process.
gross acres	Total acreage of land under which we have mineral rights. May include unleased fractional ownership.
H.C. Wainwright	H.C. Wainwright & Co., LLC.

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

Kellyton Graphite Plant	The Company’s planned battery-grade graphite processing facility near Kellyton, Alabama.
Lincoln Park	Lincoln Park Capital Fund, LLC.
NYSE American	NYSE American LLC.
Offtake Agreement	Binding Offtake Agreement with FCA US LLC.
Procurement Agreement	Products Procurement Agreement with SK On.
R&D Lab	Research and development laboratory.
RSUs	Restricted stock units.
SEC	U.S. Securities and Exchange Commission.
SK On	SK On Co., Ltd., an electric vehicle battery developer, manufacturer, and solutions provider, supplying electric vehicle batteries to Ford, Hyundai, Volkswagen and others.
spot price	The price at which a mineral commodity may be purchased for delivery within one year.
U.S.	The United States of America
U.S. Critical Minerals List	The list of critical minerals that are crucial to the economy of the United States of America published by the Department of the Interior.
U.S. GAAP	Generally accepted accounting principles in the United States.
vanadium	A rare-earth metal used as a strengthening alloy in steelmaking, and in certain types of batteries, listed on the U.S. Critical Minerals List.
Westwater Resources	Westwater Resources, Inc.
2013 Plan	Westwater Resources, Inc. 2013 Omnibus Incentive Plan, as amended.
2020 Lincoln Park PA	Purchase Agreement dated as of December 4, 2020, between Westwater Resources and Lincoln Park Capital Fund, LLC, which expired by its terms in December 2023.
2024 Lincoln Park PA	Purchase Agreement dated as of August 30, 2024, between Westwater Resources and Lincoln Park Capital Fund, LLC.
2024 Lincoln Park Registration Rights Agreement	Registration Rights Agreement dated as of August 30, 2024, between Westwater Resources and Lincoln Park Capital Fund, LLC.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands of dollars, except share amounts)

(unaudited)

	September 30,	December 31,
	2024	2023
ASSETS

Current Assets:
Cash and cash equivalents	$4,545	$10,852
Prepaid and other current assets	1,120	762
Total Current Assets	5,665	11,614

Property, plant and equipment, at cost:
Property, plant and equipment	136,887	132,870
Less: Accumulated depreciation	(652)	(470)
Net property, plant and equipment	136,235	132,400
Operating lease right-of-use assets	248	336
Finance lease right-of-use assets	15	20
Other long-term assets	1,326	5,461
Total Assets	$143,489	$149,831

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$7,618	$5,957
Accrued liabilities	1,695	1,696
Operating lease liability, current	129	117
Finance lease liability, current	6	5
Total Current Liabilities	9,448	7,775

Operating lease liability, net of current	121	220
Finance lease liability, net of current	11	15
Other long-term liabilities	1,378	1,378
Total Liabilities	10,958	9,388

Commitments and Contingencies (see note 10)

Stockholders’ Equity:
Common stock, 200,000,000 shares authorized, $0.001 par value
Issued shares - 59,419,177 and 55,387,794, respectively
Outstanding shares - 59,419,016 and 55,387,633, respectively	59	55
Paid-in capital	503,584	501,675
Accumulated deficit	(370,854)	(361,029)
Less: Treasury stock (161 shares), at cost	(258)	(258)
Total Stockholders’ Equity	132,531	140,443

Total Liabilities and Stockholders’ Equity	$143,489	$149,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in thousands of dollars, except share and per share amounts)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating Expenses:
Product development expenses	$(254)	$(979)	$(850)	$(2,678)
Exploration expenses	—	(145)	(11)	(260)
General and administrative expenses	(2,425)	(2,499)	(7,519)	(7,572)
Mineral property expenses	(13)	(12)	(19)	(18)
Depreciation and amortization	(63)	(56)	(187)	(163)
Total operating expenses	(2,755)	(3,691)	(8,586)	(10,691)

Non-Operating (Expense) Income:
Other (expense) income, net	(353)	169	(1,239)	1,153
Total other (expense) income	(353)	169	(1,239)	1,153

Net Loss	$(3,108)	$(3,522)	$(9,825)	$(9,538)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.07)	$(0.17)	$(0.19)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	58,435,205	52,989,857	57,320,562	51,197,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in thousands of dollars)

(unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Operating Activities:
Net loss	$(9,825)	$(9,538)
Reconciliation of net loss to cash used in operations:
Non-cash lease expense	88	100
Depreciation and amortization	187	163
Write-down of raw material inventory	964	—
Stock compensation expense	920	475
Effect of changes in operating working capital items:
Decrease (increase) in other long-term assets	3,171	(2,862)
(Increase) decrease in prepaids and other current assets	(358)	470
Increase (decrease) in payables and accrued liabilities	1,093	(995)
Net Cash Used In Operating Activities	(3,760)	(12,187)

Investing Activities:
Capital expenditures	(5,036)	(55,292)
Proceeds from sale of assets	1,500	—
Net Cash Used In Investing Activities	(3,536)	(55,292)

Financing Activities:
Issuance of common stock, net	1,089	4,130
Payment of minimum withholding taxes on net share settlements of equity awards	(96)	(104)
Payments on finance lease liabilities	(4)	(7)
Net Cash Provided By Financing Activities	989	4,019

Net decrease in Cash and Cash Equivalents	(6,307)	(63,460)
Cash and Cash Equivalents, Beginning of Period	10,852	75,196
Cash and Cash Equivalents, End of Period	$4,545	$11,736

Supplemental Cash Flow Information
Non-cash right-of-use asset obtained in exchange for operating lease liability	—	377
Non-cash right-of-use asset obtained in exchange for finance lease liability	—	28
Accrued capital expenditures (at end of period)	5,790	5,810
Total Supplemental Cash Flow Information	$5,790	$6,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(expressed in thousands of dollars, except share amounts)

(unaudited)

Nine months ended September 30, 2024	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances, December 31, 2023	55,387,794	$55	$501,675	$(361,029)	$(258)	$140,443
Net loss	—	—	—	(9,825)	—	(9,825)
Common stock issued, net of issuance costs	2,738,727	4	1,161	—	—	1,165
Common stock issued for commitment fees	600,000	—	(76)	—	—	(76)
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	692,656	—	920	—	—	920
Minimum withholding taxes on net share settlements of equity awards	—	—	(96)	—	—	(96)
Balances, September 30, 2024	59,419,177	$59	$503,584	$(370,854)	$(258)	$132,531

Three months ended September 30, 2024

Balances, June 30, 2024	57,842,023	$58	$502,863	$(367,746)	$(258)	$134,917
Net loss	—	—	—	(3,108)	—	(3,108)
Common stock issued, net of issuance costs	977,154	1	350	—	—	351
Common stock issued for commitment fees	600,000	—	(76)	—	—	(76)
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	—	—	447	—	—	447
Minimum withholding taxes on net share settlements of equity awards	—	—	—	—	—	—
Balances, September 30, 2024	59,419,177	$59	$503,584	$(370,854)	$(258)	$132,531

Nine months ended September 30, 2023	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances, December 31, 2022	48,405,543	$48	$495,456	$(353,278)	$(258)	$141,968
Net loss	—	—	—	(9,538)	—	(9,538)
Common stock issued, net of issuance costs	4,594,981	5	4,125	—	—	4,130
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	382,289	—	475	—	—	475
Minimum withholding taxes on net share settlements of equity awards	—	—	(104)	—	—	(104)
Balances, September 30, 2023	53,382,813	$53	$499,952	$(362,816)	$(258)	$136,931

Three months ended September 30, 2023

Balances, June 30, 2023	51,945,902	$52	$498,449	$(359,294)	$(258)	$138,949
Net loss	—	—	—	(3,522)	—	(3,522)
Common stock issued, net of issuance costs	1,436,911	1	1,149	—	—	1,150
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	—	—	354	—	—	354
Balances, September 30, 2023	53,382,813	$53	$499,952	$(362,816)	$(258)	$136,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements (the “Interim Financial Statements”) for Westwater Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying Interim Financial Statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report. The Interim Financial Statements are unaudited. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2024.

Significant Accounting Policies

Significant accounting policies are detailed in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements within our Annual Report.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40)” (“ASU 2024-03”).  ASU 2024-03 improves financial reporting by requiring companies to disclose additional information about certain expenses in the notes to the financial statements.  ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027.  Early adoption is permitted.  The Company is currently evaluating the potential impact of adopting this guidance on its Interim Financial Statements.

In March 2024, the FASB issued ASU 2024-01, “Compensation - Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards” (“ASU 2024-01”), which intends to improve clarity and operability without changing the existing guidance. ASU 2024-01 provides an illustrative example intended to demonstrate how entities that account for profits interest and similar awards would determine whether a profits interest award should be accounted for in accordance with Topic 718. Entities can apply the guidance either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. ASU 2024-01 is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods.  Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance.  The Company has evaluated the potential impact of adopting this guidance and expects minimal impact on its Interim Financial Statements.

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements – Amendments to Remove References to the Concept Statements” (“ASU 2024-02”).  ASU 2024-02 contains amendments to the FASB Accounting Standards Codification that remove references to various FASB Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas.  ASU 2024-02 is effective for fiscal years beginning after December 15, 2024.  Early adoption is permitted.   The Company has evaluated the potential impact of adopting this guidance and expects minimal impact on its Interim Financial Statements.

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

Management considered the following events and conditions in its going concern analysis. As of September 30, 2024, current liabilities exceeded current assets. Further, the Company last recorded revenues from operations in 2009. The Company expects to continue to incur cash losses as a result of construction activity at the Kellyton Graphite Plant and general and administrative expenses until operations commence at the Kellyton Graphite Plant.  If financing is not available to fund the construction of Phase I of the Kellyton Graphite Plant through the equity and debt capital markets or alternative financing sources, the Company may be required to reduce or severely curtail operations, change its planned business development strategies related to the Coosa Graphite Deposit and Phase I of the Kellyton Graphite Plant, alter the construction and commissioning timeline of Phase I of the Kellyton Graphite Plant, or put the construction of Phase I of the Kellyton Graphite Plant on hold until additional funding is obtained.  If the Company is required to abandon construction and development or alter its intended long-term plans related to the Kellyton Graphite Plant, the Company could be required to evaluate the recoverability of its long-lived assets.

Since 2009, the Company has relied on equity and debt financings and asset sales to fund its operations. During the quarter ended September 30, 2024, and through the date that these Interim Financial Statements were issued, the Company continued construction activities related to the Kellyton Graphite Plant. However, while the Company has continued certain construction activities related to Phase I of the Kellyton Graphite Plant, those activities have been significantly reduced from anticipated levels until the additional funding needed to complete Phase I of the Kellyton

Graphite Plant is in place. The Company’s construction-related contracts include termination provisions at the Company’s election that do not obligate the Company to make payments beyond what is incurred by the third-party service provider through the date of such termination.  In its going concern analysis, the Company considered construction activity and related costs through the date that the Interim Financial Statements were issued.  Based on this analysis and excluding potential external funding opportunities and the Company’s current equity facility, the Company’s planned non-discretionary expenditures for one year past the issue date of these Interim Financial Statements exceed the cash on hand as of the date of these Interim Financial Statements.

On September 30, 2024, the Company’s cash balance was approximately $4.5 million. On August 29, 2024, the Company terminated the ATM Offering Agreement with Cantor, and on August 30, 2024, entered into a new ATM Sales Agreement with H.C. Wainwright. During the nine months ended September 30, 2024, the Company sold 2.3 million shares of common stock for net proceeds of $1.1 million pursuant to the ATM Offering Agreement with Cantor, and sold 0.4 million shares of common stock for net proceeds of $0.1 million pursuant to the ATM Sales Agreement with H.C. Wainwright. As of September 30, 2024, the Company has approximately $7.8 million remaining available for future sales under the ATM Sales Agreement with H.C. Wainwright. On August 30, 2024, the Company entered into the 2024 Lincoln Park PA, pursuant to which Lincoln Park has committed to purchase up to $30.0 million of the Company’s common stock. The Company has registered approximately 10.5 million shares of common stock that are available for future sales pursuant to the 2024 Lincoln Park PA.  See Note 6 for further details regarding the Company’s equity financing agreements.

While the Company has advanced its business plan and has been successful in the past raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company. Recent volatility in the equity and debt capital markets, rising interest rates, inflation, electric vehicle production and adoption rates, generally uncertain economic conditions and regulatory policy and enforcement, and unstable geopolitical conditions could significantly impact the Company’s ability to access the necessary funding to advance its business plan.  On July 3, 2024, the Company filed a new Registration Statement on Form S-3 (the “Registration Statement”), which was declared effective by the SEC on August 29, 2024.  The Company is subject to General Instruction I.B.6 of Form S-3, which limits the amount that the Company may sell under the Registration Statement. After giving effect to these limitations and the current public float of our common stock, and after giving effect to the terms of the ATM Offering Agreement with Cantor and the ATM Sales Agreement with H.C. Wainwright, the Company may offer and sell shares of our common stock having an aggregate offering price of up to approximately $7.8 million under the ATM Sales Agreement with H.C. Wainwright as of September 30, 2024. The Company’s ability to raise additional funds under the ATM Sales Agreement may be further limited by the Company’s market capitalization, share price and trading volume.

When considering the above events and conditions in the aggregate, the Company believes such events and conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that these Interim Financial Statements were issued.

3. PREPAID AND OTHER CURRENT ASSETS

On September 30, 2024, the Company had the following components within “Prepaid and other current assets”.

	September 30,	December 31,
(thousands of dollars)	2024	2023
Prepaid and other current assets:
Inventory	$810	$—
Prepaid insurance	256	663
Other current assets	54	99
Total prepaid and other current assets	$1,120	$762

As of September 30, 2024, inventory represents raw material inventory that is under contract to be sold within the next twelve months and for product sample production within the next twelve months.  Refer to Note 4 for further details.

4. INVENTORY

Inventory consisted of raw material of natural flake graphite concentrate provided by a third-party vendor totaling $0.8 million and $4.8 million as of September 30, 2024, and December 31, 2023, respectively.  At September 30, 2024, $0.7 million of raw material inventory is under contract to be sold and $0.1 million of raw material inventory will be used to produce samples within the next twelve months.  The full balance of inventory is included in the “Prepaid and other current assets” line item on the Condensed Consolidated Balance Sheets.  At December 31, 2023, the inventory balance was within the “Other long-term assets” line item on the Condensed Consolidated Balance Sheets.

The Company values the natural flake graphite concentrate at the lower of cost or net realizable value.  Net realizable value represents the estimated future sales price of the product based on current and long-term graphite prices, less the estimated costs to complete production and bring the product to sale. For sales of raw material inventory that will not be processed, the net realizable value is the contracted sales price. Write-downs of the natural flake graphite concentrate to net realizable value are reported as a component of costs applicable to sales or as a component of other (expense) income if related to the sale of raw material inventory.  The Company reviews and evaluates the net realizable value and obsolescence on an annual basis or more frequently when events or changes in circumstances indicate that the related net realizable amounts may be lower than cost. For the three and nine months ended September 30, 2024, the Company recognized a $0.3 million and $1.0 million write-down of inventory based on the net realizable value of future committed sales of raw material inventory, respectively.  For the three and nine months ended September 30, 2023, there were no write-downs of the Company’s inventory.

5. PROPERTY, PLANT AND EQUIPMENT

	Net Book Value of Property, Plant and Equipment at September 30, 2024
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Other property, plant and equipment	5,667	14	5,681
Construction in progress	121,582	—	121,582
Total	$136,221	$14	$136,235

	Net Book Value of Property, Plant and Equipment at December 31, 2023
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Other property, plant and equipment	5,845	18	5,863
Construction in progress	117,565	—	117,565
Total	$132,382	$18	$132,400

Construction in Progress

Construction in progress represents assets that are not ready for service or are in the construction stage. Assets are depreciated based on the estimated useful life of the asset once it is placed in service.

As part of Westwater’s design optimization of the Kellyton Graphite Plant, the Company determined a component of the asset group could be sold.  The cash proceeds received totaled $1.5 million and is included within the Investing Activities section of the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024.  As this asset was a component of the larger asset group, the Company did not recognize a triggering event for impairment.

Impairment of Property, Plant and Equipment

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. For the nine months ended September 30, 2024, no events or changes in circumstance are believed to have impacted recoverability of the Company’s long-lived assets. Accordingly, it was determined that no interim impairment was necessary.  As discussed in Note 2, if the Company is required to abandon construction and development or alter its intended long-term plans related to the Kellyton Graphite Plant, the Company could be required to evaluate the recoverability of its long-lived assets.

6. COMMON STOCK

Common Stock Issued, Net of Issuance Costs

ATM Financing with H.C. Wainwright

On August 30, 2024, the Company entered into an ATM Sales Agreement with H.C. Wainwright to sell shares of its common stock having an aggregate sales price of up to $8,050,000 (the “ATM Shares”), from time to time, through an “at the market” offering program under which H.C. Wainwright will act as the sales agent. Sales of the ATM Shares made under the ATM Sales Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended.

The Company will pay H.C. Wainwright a commission rate equal to up to 3.0% of the aggregate gross proceeds from each sale of ATM Shares and has agreed to provide H.C. Wainwright with customary indemnification and contribution rights. The Company will also reimburse H.C. Wainwright for certain specified expenses in connection with entering into the ATM Sales Agreement. The ATM Sales Agreement contains customary representations and warranties and conditions to the sale of the ATM Shares pursuant thereto.

Since entering into the ATM Sales Agreement and as of September 30, 2024, the Company sold 0.4 million shares of common stock for net proceeds of $0.1 million pursuant to the ATM Sales Agreement.

  Sales made under the ATM Offering Agreement are made pursuant to the prospectus supplement filed August 30, 2024 pursuant to Rule 424(b)(5), which registered for sale up to a total of $8,050,000 of the Company’s common stock as a takedown off the Registration Statement, which was filed on July 3, 2024 and was declared effective by the SEC on August 29, 2024. The Company is subject to General Instruction I.B.6 of Form S-3, which limits the amounts that the Company may sell under the Registration Statement. After giving effect to these limitations and the current public float of our common stock, and after giving effect to the terms of the ATM Offering Agreement with Cantor and the ATM Sales Agreement with H.C. Wainwright, the Company may offer and sell shares of common stock having an aggregate offering price of up to approximately $7.8 million under the ATM Sales Agreement with H.C. Wainwright as of September 30, 2024.

Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co.

On April 14, 2017, the Company entered into the ATM Offering Agreement with Cantor acting as the sales agent.  The ATM Offering Agreement was terminated by the Company effective as of August 29, 2024.  Prior to termination, the Company could, from time to time, sell shares of its common stock in “at-the-market” offerings pursuant to the ATM Offering Agreement with Cantor. The Company paid Cantor a commission of up to 2.5% of the gross proceeds from the sale of any shares of its common stock pursuant to the ATM Offering Agreement.

During the three and nine months ended September 30, 2024, the Company sold 0.5 million and 2.3 million shares of common stock for net proceeds of $0.3 million and $1.1 million, respectively, pursuant to the ATM Offering Agreement. The Company sold 1.4 million and 3.7 million shares of common stock for net proceeds of $1.2 million and $3.3 million, respectively, pursuant to the ATM Offering Agreement for the three and nine months ended September 30, 2023.

August 2024 Purchase Agreement with Lincoln Park Capital, LLC

On August 30, 2024, the Company entered into the 2024 Lincoln Park PA and the 2024 Lincoln Park Registration Rights Agreement, pursuant to which Lincoln Park has committed to purchase up to $30.0 million of the Company’s common stock.

Under the terms and subject to the conditions of the 2024 Lincoln Park PA, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $30.0 million of the Company’s common stock. Sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 24-month period commencing on October 18, 2024 (the “Commencement Date”). The Registration Statement on Form S-1 registering for resale the shares of common stock issuable pursuant to the 2024 Lincoln Park PA was declared effective by the SEC on October 11, 2024, and a related final prospectus was filed on October 18, 2024 pursuant to Rule 424(b)(3).

After the Commencement Date, which occurred subsequent to the quarter ended September 30, 2024, under the 2024 Lincoln Park PA, the Company may direct Lincoln Park to purchase up to 150,000 shares of common stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 200,000 shares, provided that the closing sale price of the common stock is not below $0.50 on the purchase date; (ii) the Regular Purchase may be increased to up to 250,000 shares, provided that the closing sale price of the common stock is not below $0.75 on the purchase date; and (iii) the Regular Purchase may be increased to up to 300,000 shares, provided that the closing sale price of the common stock is not below $1.00 on the purchase date (all of which share and dollar amounts shall be appropriately proportionately adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction as provided in the 2024 Lincoln Park PA). In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. The purchase price per share for each such Regular Purchase will be based off of an agreed upon fixed discount to the prevailing market prices of the Company’s common stock immediately preceding the time of sale. In addition to Regular Purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases at such times and subject to the limitations set forth in the 2024 Lincoln Park PA.

Under applicable rules of the NYSE American, in no event may the Company issue or sell to Lincoln Park under the 2024 Lincoln Park PA any shares of its common stock to the extent the issuance of such shares of common stock, when aggregated with all other shares of common stock issued pursuant to the 2024 Lincoln Park PA, would cause the aggregate number of shares of common stock issued pursuant to the 2024 Lincoln Park PA to exceed 19.99% of the shares of common stock outstanding immediately prior to the execution of the 2024 Lincoln Park PA, or 11,668,189 shares of common stock (the “Exchange Share Cap”), unless and until the Company obtains stockholder approval to issue shares of common stock in excess of the Exchange Share Cap or otherwise, and in accordance with applicable NYSE American listing rules. In any event, the 2024 Lincoln Park PA specifically provides that the Company may not issue or sell any shares of its common stock under the 2024 Lincoln Park PA if such issuance or sale would breach any applicable NYSE American rules.

Lincoln Park has no right to require the Company to sell any shares of common stock to Lincoln Park, but Lincoln Park is obligated to make purchases as the Company directs, subject to certain conditions. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the 2024 Lincoln Park PA if it would result in Lincoln Park beneficially owning more than 9.99% of its common stock. There are no upper limits on the price per share that Lincoln Park must pay for shares of common stock.

As consideration for its commitment to purchase shares of common stock under the 2024 Lincoln Park PA, the Company issued to Lincoln Park 600,000 shares of common stock and may issue to Lincoln Park up to an additional 600,000 shares of common stock (the “Additional Commitment Shares”) in connection with each purchase of common stock by Lincoln Park and in an amount of Additional Commitment Shares as calculated pursuant to the 2024 Lincoln Park PA.

Actual sales of shares of common stock to Lincoln Park will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. Lincoln Park has covenanted not to cause or engage in, in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s shares of common stock.

The net proceeds under the 2024 Lincoln Park PA to the Company will depend on the frequency and prices at which the Company sells shares of its common stock to Lincoln Park. The Company expects that any proceeds received by the Company from such sales to Lincoln Park will be used for working capital and general corporate purposes.

As of September 30, 2024, the Company has not sold any shares of common stock pursuant to the 2024 Lincoln Park PA.

December 2020 Purchase Agreement with Lincoln Park Capital, LLC

On December 4, 2020, the Company entered into the 2020 Lincoln Park PA with Lincoln Park to place up to $100.0 million or 16.0 million shares in the aggregate of the Company’s common stock on an ongoing basis when required by the Company over a term of 36 months. The 2020 Lincoln Park PA expired by its terms in December 2023 and therefore, no shares of common stock were sold during the three and nine months ended September 30, 2024. During the three months ended September 30, 2023, the Company did not sell any shares of common stock pursuant to the 2020 Lincoln Park PA.  During the nine months ended September 30, 2023, the Company sold 0.9 million shares of common stock for net proceeds of $0.8 million pursuant to the 2020 Lincoln Park PA.

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

Under the 2013 Plan, the Company may grant awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to eligible persons. Equity awards under the 2013 Plan are granted from time to time at the discretion of the Compensation Committee of the Board (the “Committee”), with vesting periods and other terms as determined by the Committee with a maximum term of 10 years. The 2013 Plan is administered by the Committee, which can delegate the administration to the Board, other committees or to such other officers and employees of the Company as designated by the Committee and permitted by the 2013 Plan. As of September 30, 2024, 100,003 shares were available for future issuances under the 2013 Plan.

The Inducement Plan provides for the grant of equity-based awards, including restricted stock units, restricted stock, performance shares and performance units. Under the Inducement Plan, the Company may grant equity awards for the sole purpose of recruiting and hiring new employees.  As of September 30, 2024, 114,429 shares were available for future issuances under the Inducement Plan.

The Company has elected to account for forfeitures as they occur rather than estimating forfeitures.  Expense associated with an award that is forfeited prior to vesting will be reversed accordingly.  For the three and nine months ended September 30, 2024, the Company recorded stock-based compensation expense of $0.4 million and $0.9 million, respectively.  For the three and nine months ended September 30, 2023, the Company recorded stock-based compensation expense of $0.4 million and $0.5 million, respectively.  Stock compensation expense is recorded in general and administrative expenses.

Stock Options

Stock options are valued using the Black-Scholes option pricing model on the date of grant. The Company accounts for forfeitures upon occurrence.

The following table summarizes stock options outstanding and changes for the nine months ended September 30, 2024:

	September 30, 2024		September 30, 2023
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Stock options outstanding at beginning of period	424,826	$2.66	356,296	$5.06
Granted	224,519	0.49	117,637	1.01
Canceled or forfeited	—	—	(49,107)	16.07
Stock options outstanding at end of period	649,345	1.91	424,826	2.66
Stock options exercisable at end of period	424,826	$2.66	307,189	$3.29

All options outstanding for the nine months ended September 30, 2024, were issued under the 2013 Plan.  The weighted average remaining term for stock options outstanding as of September 30, 2024, is approximately 7.9 years.

As of September 30, 2024, the Company had less than $0.1 million of unrecognized compensation costs related to non-vested stock options that will be recognized over a period of approximately nine months.

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

The following table summarizes RSU activity for the nine months ended September 30, 2024 and 2023:

	September 30,		September 30,
	2024		2023
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	RSUs	Fair Value	RSUs	Fair Value
Unvested RSUs at beginning of period	1,773,058	$1.03	1,207,872	$1.40
Granted	3,235,731	0.49	1,473,716	1.00
Forfeited/Expired	(6,784)	3.93	(432,587)	1.67
Vested	(884,817)	1.03	(491,770)	1.16
Unvested RSUs at end of period	4,117,188	$0.60	1,757,231	$1.05

As of September 30, 2024, the Company had $1.0 million of unrecognized compensation costs related to non-vested restricted stock units that will be recognized over a period of approximately 2.25 years.

8. OTHER (EXPENSE) INCOME, NET

For the three and nine months ended September 30, 2024 and 2023, the Company had the following components within “Other (expense) income, net”.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(thousands of dollars)	2024	2023	2024	2023
Other (expense) income:
Sales of raw material inventory	$2,064	$34	$3,188	$34
Costs related to sales of raw material inventory	(2,189)	(52)	(3,696)	(52)
Write-down of raw material inventory	(271)	—	(964)	—
Interest income	36	200	227	1,211
Foreign exchange loss	—	(18)	(3)	(45)
Other income	7	5	9	5
Total other (expense) income, net	$(353)	$169	$(1,239)	$1,153

As part of Westwater’s design optimization of the Kellyton Graphite Plant, the Company determined that while it can utilize its current raw material graphite flake in inventory, a different size of natural graphite flake results in a better yield of CSPG, is more cost effective, and does not negatively impact finished product performance.  As a result, the Company has entered into agreements to sell a portion of its raw material inventory.  Sales of raw material inventory are recognized upon shipment.  Because the Kellyton Graphite Plant is not currently operational and these agreements are not entered into in the Company’s ordinary course of business activities, the Company does not recognize these agreements as revenue under ASC 606.  For the three and nine months ended September 30, 2024, the Company recognized sales of raw material inventory of $2.1 million and $3.2 million, respectively, and related offsetting expenses of $2.2 million and $3.7 million, respectively.

During the three and nine months ended September 30, 2024, the Company recognized a write-down of inventory of $0.3 million and $1.0 million, respectively, to recognize the lower of cost or net realizable value related to raw material inventory that is under contract to be sold.  For the three and nine months ended September 30, 2023, there were no write-downs of the Company’s inventory. Refer to Note 4 for further details.

For the three and nine months ended September 30, 2024, the Company recognized interest income of less than $0.1 million and $0.2 million, respectively, in our investment account.  For the three and nine months ended September 30, 2023, the Company recognized interest income of $0.2 million and $1.2 million, respectively, in our investment account.

9. EARNINGS PER SHARE

Basic and diluted loss per common share have been calculated based on the weighted-average shares outstanding during the period. Additionally, 4,766,533 potentially dilutive shares, comprised of unvested RSUs and outstanding stock options at the end of the period, were excluded from the calculation of earnings per share because the effect on the basic income per share would be anti-dilutive, as the Company had a net loss for the three and nine months ended September 30, 2024.

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

As of September 30, 2024, the Company has entered into certain leases that have not yet commenced. Each of the leases relate to equipment to be used at the Kellyton Graphite Plant with lease terms of 5 years, which we expect to commence when we begin operations and take possession of the equipment. The net present value of such leases is approximately $1.2 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and financial condition of Westwater for the three and nine months ended September 30, 2024, has been prepared based on information available to us as of November 14, 2024. This discussion should be read in conjunction with the unaudited Interim Financial Statements and Notes thereto included herewith and the audited consolidated financial statements of Westwater for the period ended December 31, 2023, and the related notes thereto included in our Annual Report, which were prepared in accordance with U.S. GAAP. This management’s discussion and analysis contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements” herein.

INTRODUCTION

Westwater Resources, Inc., originally incorporated in 1977, is an energy technology company focused on developing battery-grade natural graphite materials through its two primary projects, the Kellyton Graphite Plant and the Coosa Graphite Deposit, both located in Coosa County, Alabama. Once operational, Westwater expects the Kellyton Graphite Plant to process natural flake graphite and, based on current studies and estimates, produce 12,500 metric tons (“mt”) per year of CSPG in Phase I of the Kellyton Graphite Plant, primarily for use in lithium-ion batteries. Westwater also holds mineral rights to explore and potentially mine the Coosa Graphite Deposit, which Westwater anticipates will eventually provide natural graphite flake concentrate to the Kellyton Graphite Plant.

RECENT DEVELOPMENTS

Customer Engagement Update

On September 17, 2024, the Company entered into a binding off-take agreement for the supply of the Company’s graphite fines material (“Graphite Fines”) with Hiller Carbon, LLC (the “Fines Offtake Agreement”), a leading supplier of pelletized materials to the steel and foundry industries. Pursuant to the terms of the Fines Offtake Agreement, the Company will supply natural Graphite Fines material from its Kellyton Graphite Plant to Hiller Carbon’s plants located within the U.S.  Graphite Fines are produced as a byproduct during the CSPG spherodizing process, one of the processing steps related to producing the Company’s battery anode natural graphite, which remains the Company’s main focus. The Company expects Graphite Fines production to be approximately 14,000 mt per year, based on the anticipated annual Phase I CSPG production of 12,500 mt per year, and delivery of the Graphite Fines to Hiller Carbon to occur when the Kellyton Graphite Plant begins production.

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

Kellyton Graphite Plant – Construction and Estimated Cost Update

Westwater has lowered its estimate of Phase I cost to $245 million, down from the previous estimate of $271 million.  This represents a decrease in estimated cost of $26 million, or 9.6%.  During the third quarter, Westwater continued to evaluate its plant design, the construction schedule and the costs related thereto.  The decrease in estimated costs primarily relates to savings as a result of further design optimization and savings in steel, piping and equipment installation. The revised estimate of $245 million includes an 11% contingency and 2% escalation factor on the remaining uncommitted spend.

During the first three quarters of 2024, construction activities consisted of receipt of additional long-lead equipment components and installing equipment and structural steel.  As of the end of the third quarter of 2024, micronization (sizing) and spheroidization (shaping) mills were placed in the SPG building and the structural steel work is near completion.  Installation of peripheral support equipment surrounding the micronization and spheroidization mills in the SPG building began during the third quarter of 2024.  Westwater has constructed and continues to operate its R&D Lab. The R&D Lab allows Westwater to continue product development and optimization with potential customers, and to perform additional quality control tests.  It also affords greater flexibility to optimize future samples in accordance with customer specifications.

Since inception of the project, and inclusive of liabilities as of September 30, 2024, the Company has incurred costs of approximately $121.5 million, net of $1.5 million recoupment of capital costs, related to construction activities for Phase I of the Kellyton Graphite Plant (Refer to Note 5 for further details).  While the Company has continued construction activities related to Phase I of the Kellyton Graphite Plant during the first half of 2024, Westwater has reduced the level of construction activity from anticipated levels, including adjusting the timing of future work, until receipt of the additional funding needed to complete construction of Phase I of the Kellyton Graphite Plant.  The Company now estimates that approximately $124 million will be required to complete construction of Phase I of the Kellyton Graphite Plant. Reducing the level of construction activity until financing is secured is expected to impact the overall schedule to complete Phase I of the Kellyton Graphite Plant.  As a result of entry into the Offtake Agreement and Procurement Agreement, we expect to begin production in 2026, subject to securing financing to complete construction of Phase I of the Kellyton Graphite Plant.

Qualification Line Development at Kellyton Graphite Plant

During the quarter ended September 30, 2024, Westwater continued to receive and install equipment for its qualification line at the Kellyton Graphite Plant. The qualification line is expected to be operational in the fourth quarter of 2024 and will be utilized to prepare larger bulk samples of CSPG for customer qualification. The qualification line is expected to produce approximately 1 mt per day of CSPG and the samples produced on it will be representative of CSPG mass production. The Company expects that the operation of the qualification line will allow Westwater to supply its customers bulk samples of CSPG in 1 to 10 mt batches for cell qualification activities while the Company completes the construction of Phase I of the Kellyton Graphite Plant. The line will also be used to train Westwater’s operations team which the Company expects will expedite the commissioning and startup of the Kellyton Graphite Plant.

Construction Financing Update

On September 4, 2024, the Company announced that it had executed a term sheet and agreed to exclusivity with a global financial institution for a $150.0 million secured debt facility, which would be used to complete the construction of Phase I of the Kellyton Graphite Plant. The progression from signing the term sheet to loan closing is subject to customary agreement on final terms, due diligence, and loan conditions, and no assurance can be given that the Company will ultimately enter into the secured debt facility, or that financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company.

Coosa Graphite Deposit

Through its wholly owned subsidiary, Alabama Graphite, Westwater holds mineral rights across 41,965 acres of the Alabama graphite belt in Coosa County, Alabama. During the fourth quarter of 2023, Westwater completed an IA, with an economic analysis for the Coosa Graphite Deposit. The IA was completed as a Technical Report Summary (“TRS”) disclosing Mineral Resources, including an economic analysis, for the Coosa Graphite Deposit, in accordance with S-K 1300. The TRS was completed on behalf of Westwater by SLR International Corporation (“SLR”) with an effective date of December 11, 2023, and filed with the SEC on Form 8-K/A on October 9, 2024. For further information regarding the IA and the Coosa Graphite Deposit, refer to Item 2, Properties, in the Annual Report and the aforementioned Form 8-K/A.

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

On May 3, 2024, the U.S. Department of the Treasury (the “Treasury Department”) adopted final regulations related to the Clean Vehicle Tax credit of $7,500 under section 30D of the Internal Revenue Code (the “federal electric vehicle tax credit”).  The final rules effectuate the guidance previously provided in December 2023 by the Treasury Department related to the key requirements for the federal electric vehicle tax credit.  The final rules include a process –

called the traced qualifying value test – for automakers to trace the battery supply chain to qualify for the federal electric vehicle tax credit’s domestic content requirements, which takes effect in 2025. The final rules also prohibit battery parts and critical minerals from “excluded entities” – defined as foreign entities of concern, or FEOCs – from qualifying for the federal electric vehicle tax credit.  Under relevant Treasury Department and U.S. Department of Energy interpretive regulations regarding the scope and application of FEOC-related restrictions, the People’s Republic of China is identified as an FEOC. The final FEOC battery component rules are important to Westwater because, beginning in 2027, any electric vehicle whose batteries contain graphite that was extracted or processed in any way, and to any degree, by an FEOC – including China – will be ruled ineligible for the federal electric vehicle tax credit. As a result, an FEOC must be excluded from an electric vehicle battery’s supply chain in order for the electric vehicle to be eligible for the federal electric vehicle tax credit. Because Westwater is not an FEOC and intends to produce battery grade graphite for lithium-ion batteries to be used in electric vehicles in the United States, management believes its future production of battery-graphite products will meet the domestic content requirements of the IRA, which we anticipate will provide indirect future benefit to the Company. In November 2024, President Trump was re-elected as President; it is not yet known how a change in Presidential administration may affect the domestic production of critical materials, and related tariff and tax incentive policies,

Westwater has developed graphite-purification technology and advanced product-development processes designed to meet the demands of potential customers for battery-grade graphite materials. Westwater is developing methodologies and constructing facilities intended to produce high purity, battery-grade graphite products at its Kellyton Graphite Plant. These products are being designed to serve all major battery sectors. In addition, we believe the processes we intend to use are environmentally sustainable and permittable in the United States, where a robust regulatory environment complements our core values to reliably deliver safe, well-made products to our customers.

Westwater has and will continue to support the efforts by the relevant United States governmental agencies, the State of Alabama and local municipalities to ensure that they remain aware of the importance of natural battery-grade graphite, its importance to the nation’s security, and how the Kellyton Graphite Plant and the Coosa Graphite Deposit fit into the critical minerals-equation.

Equity Financings

Capital Raises during the three and nine months ended September 30, 2024

During the three and nine months ended September 30, 2024, the Company sold 0.5 million and 2.3 million shares of common stock for net proceeds of $0.3 million and $1.1 million, respectively, pursuant to the ATM Offering Agreement with Cantor. During the three and nine months ended September 30, 2024, the Company sold 0.4 million shares of common stock for net proceeds of $0.1 million, pursuant to the ATM Sales Agreement with H.C. Wainwright.

See Note 6 to the Interim Financial Statements for additional information.

RESULTS OF OPERATIONS

Summary

Our net loss for the three months ended September 30, 2024, was $3.1 million, or $0.05 per share, as compared with a net loss of $3.5 million, or $0.07 per share for the same period in 2023. The $0.4 million decrease in our net loss was primarily due to lower costs related to product development and exploration; partially offset by a loss on the sale of raw material inventory and less interest income.

Our net loss for the nine months ended September 30, 2024, was $9.8 million, or $0.17 per share, as compared with a net loss of $9.5 million or $0.19 per share for the same period in 2023.  The $0.3 million increase in our net loss was primarily due to a loss on the sale of raw material inventory and less interest income; partially offset by a decrease in product development and exploration expenses.

Product Development Expenses

Product development expenses for the three and nine months ended September 30, 2024, were $0.3 million and $0.9 million, respectively, a decrease of $0.7 million and $1.8 million compared to the same periods in 2023, respectively. Product development expenses for the three and nine months ended September 30, 2024 and 2023, related primarily to sample production of battery-grade natural graphite products for evaluation by potential customers. Since the third quarter of 2023, the Company has utilized its in-house R&D Lab for sample processing, resulting in lower costs for each batch of samples produced.

Exploration Expenses

Exploration expenses for the three and nine months ended September 30, 2024 decreased by $0.1 million and $0.2 million, respectively, compared to the same periods in 2023, due to lower personnel costs.

General and Administrative Expenses

General and administrative expense for the three and nine months ended September 30, 2024, remained essentially flat compared to the same periods in 2023.

Other Expense, net

Other expense, net for the three and nine months ended September 30, 2024, was $0.4 million and $1.2 million, respectively, an increase of $0.5 million and $2.4 million, respectively, compared to the same periods in 2023. The increase in other expense, net for both periods is due to lower average cash balance resulting in less interest income earned and a loss on the sale of raw material inventory in the current periods.

FINANCIAL POSITION

Operating Activities

Net cash used in operating activities of $3.8 million for the nine months ended September 30, 2024, represents a decrease of $8.4 million compared to the same period in 2023. The decrease in cash used in operating activities was primarily due to $3.4 million of cash collected on sales of raw material inventory in 2024, a decrease in purchases of raw material inventory of $2.2 million, a decrease in third-party services related to product development of $1.0 million, and $0.7 million less legal and consulting expense in 2024 compared to 2023. These changes to operating cash flow were partially offset by a reduction of interest income of $1.0 million. The remaining change in operating cash flow was primarily due to other non-capital related liabilities of $2.1 million.

Investing Activities

Net cash used in investing activities decreased by $51.8 million for the nine months ended September 30, 2024, as compared to the same period in 2023. The decrease was a result of lower capital expenditures as the Company reduces construction activity while seeking debt financing to fund the remaining construction of Phase I of the Kellyton Graphite Plant. This decrease was slightly offset by $1.5 million of cash received from the sale of an asset during 2024. Refer to Note 5 for further details.

Financing Activities

Net cash provided by financing activities decreased by $3.0 million for the nine months ended September 30, 2024, as compared to the same period in 2023.  The decrease was primarily due to fewer shares of common stock sold under the ATM Sales Agreement and ATM Offering Agreement, lower trading volumes, and lower average stock prices during the nine months ended September 30, 2024, compared to the same period in 2023.

LIQUIDITY AND CAPITAL RESOURCES

Since 2009, the Company has not recorded revenue from operations and, as of September 30, 2024, current liabilities exceeded current assets.  As such, Westwater is subject to all of the risks associated with development stage companies.  Management expects to continue to incur cash losses as a result of construction activity at the Kellyton Graphite Plant and general and administrative expenses until operations commence at the Kellyton Graphite Plant.  Operations at the Kellyton Graphite Plant are dependent on securing the additional funding needed to complete construction of Phase I of the Kellyton Graphite Plant.

The Company has relied on equity and debt financings and asset sales to fund its operations. During the nine months ended September 30, 2024, and through the date that the Interim Financial Statement were issued, the Company continued construction activities related to the Kellyton Graphite Plant. However, while the Company has continued certain construction activities related to Phase I of the Kellyton Graphite Plant, those activities have been significantly reduced from anticipated levels until the additional funding needed to complete Phase I of the Kellyton Graphite Plant is in place.  The Company’s construction related contracts include termination provisions at the Company’s election that do not obligate the Company to make payments beyond what is incurred by the third-party service provider through the date of such termination. In its going concern analysis, the Company considered construction activity and related costs through the date that the Interim Financial Statements were issued.  Based on this analysis and excluding potential external funding opportunities and the Company’s current equity facility, the Company’s planned non-discretionary expenditures for one year past the issue date of these Interim Financial Statements, exceed the cash on hand as of the date of these Interim Financial Statements.

On September 30, 2024, the Company’s cash balance was approximately $4.5 million. On August 29, 2024, the Company terminated the ATM Offering Agreement with Cantor, and on August 30, 2024, entered into a new ATM Sales Agreement with H.C. Wainwright. During the nine months ended September 30, 2024, the Company sold 2.3 million shares of common stock for net proceeds of $1.1 million pursuant to the ATM Offering Agreement with Cantor, and sold 0.4 million shares of common stock for net proceeds of $0.1 million pursuant to the ATM Sales Agreement with H.C. Wainwright. As of September 30, 2024, the Company has approximately $7.8 million remaining available for future sales under the ATM Sales Agreement with H.C. Wainwright. On August 30, 2024, the Company entered into the 2024 Lincoln Park PA, pursuant to which Lincoln Park has committed to purchase up to $30.0 million of the Company’s common stock. The Company has registered approximately 10.5 million shares of common stock that are available for future sales pursuant to the 2024 Lincoln Park PA.

The Company expects to continue to incur losses as a result of costs and expenses related to construction activity and ongoing general and administrative expenses until operations commence at the Kellyton Graphite Plant.  The Company has historically relied and expects to continue to rely, on debt and equity financing to fund its operations and business plan. Along with evaluating the use of the ATM Sales Agreement and 2024 Lincoln Park PA, the Company is considering other forms of project financing to fund the construction of the Kellyton Graphite Plant. The alternative sources of project financing could include, but are not limited to, project debt, convertible debt, or pursuing a partnership or joint venture. If funds are not available to fund the construction of Phase I of the Kellyton Graphite Plant through the equity markets or alternative financing sources, the Company may be required to reduce or severely curtail operations, change its planned business development strategies related to the Coosa Graphite Deposit and Phase I of the Kellyton Graphite Plant, alter the construction and commissioning timeline of Phase I of the Kellyton Graphite Plant, or put the construction of Phase I on hold until additional funding is obtained. If the Company is required to abandon construction and development or alter its intended long-term plans related the Kellyton Graphite Plant, the Company could be required to evaluate the recoverability of its long-lived assets.

While the Company has advanced its business plan and has been successful in the past raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company. Recent volatility in the equity and debt capital markets, rising interest rates, inflation, electric vehicle production and adoption rates, generally uncertain economic conditions and regulatory policy and enforcement, and unstable geopolitical conditions could significantly impact the Company’s ability to access the necessary funding to advance its business plan. On July 3, 2024, the Company filed a new Registration Statement on Form S-3 (the “Registration Statement”), which was declared effective by the SEC on August 29, 2024. The Company is subject to General Instruction I.B.6 of Form S-3, which limits the amount that the Company may sell under the Registration Statement. After giving effect to these limitations and the current public float of our common stock, and after giving effect to the terms of the ATM Offering Agreement with Cantor and the ATM Sales Agreement with H.C. Wainwright, the Company may offer and sell shares of our common stock having an aggregate offering price of up to approximately $7.8 million under the ATM Sales Agreement with H.C. Wainwright as of September 30, 2024. The Company’s ability to raise additional funds under the ATM Sales Agreement may be further limited by the Company’s market capitalization, share price and trading volume.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the adequacy of funding, liquidity, access to capital, financing activities, the timing or occurrence of any future drilling or production from the Company’s properties, economic conditions, the strategic goals of the business, costs of any phase of development or operational line at the Kellyton Graphite Plant and estimated construction and commissioning timelines and completion dates, the start date for the mining of the Coosa Graphite Deposit, and the Company’s anticipated cash burn rate and capital requirements. Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” “target” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

●	the spot price and long-term contract price of graphite (both flake graphite feedstock and purified graphite products) and vanadium, and the world-wide supply and demand of graphite and vanadium;
●	the effects, extent and timing of the entry of additional competition in the markets in which we operate;
●	our ability to obtain contracts or other agreements with customers;
●	available sources and transportation of graphite feedstock;
●	the ability to control costs and avoid cost and schedule overruns during the development, construction and operation of the Kellyton Graphite Plant;
●	the ability to construct and operate the Kellyton Graphite Plant in accordance with the requirements of permits and licenses and the requirements of tax credits and other incentives;
●	the effects of inflation, including labor shortages and supply chain disruptions;
●	rising interest rates and the associated impact on the availability and cost of financing sources;
●	uncertainty in debt and equity capital markets and the associated impact on the availability and cost of financing sources;
●	the availability and supply of equipment and materials needed to construct the Kellyton Graphite Plant;

●	stock price volatility;
●	changes in the U.S. administration or government regulation of the mining and manufacturing industries in the U.S.;
●	unanticipated geopolitical, geological, processing, regulatory and legal or other problems we may encounter;
●	the results of our exploration activities, and the possibility that future exploration results may be materially less promising than initial exploration results;
●	any graphite or vanadium discoveries not being in high enough concentration to make it economic to extract the minerals;
●	our ability to finance growth plans;
●	our ability to obtain and maintain rights of ownership or access to our mining properties;
●	currently pending or new litigation or arbitration; and
●	our ability to maintain and timely receive mining, manufacturing, and other permits from regulatory agencies.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2024, that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

3.3	Amended and Restated Bylaws of the Company, as amended March 18, 2024 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).

10.1	Binding Offtake Agreement by and between Alabama Graphite Products, LLC and FCA US LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 18, 2024).

10.2

Purchase Agreement, dated August 30, 2024, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2024).

10.3

Registration Rights Agreement, dated August 30, 2024, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 30, 2024).

10.4

At the Market Offering Agreement, dated August 30, 2024, by and between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 30, 2024).

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

WESTWATER RESOURCES, INC.

Dated: November 14, 2024	By:	/s/ Frank Bakker
Frank Bakker
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2024	By:	/s/ Steven M. Cates
Steven M. Cates
Chief Financial Officer and Senior Vice President - Finance (Principal Financial Officer and Principal Accounting Officer)