Form 10-K
period 2024-12-31
WESTWATER RESOURCES, INC.
filed 2025-03-20
CIK 839470

Sub

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the Common Stock held by non-affiliates of the registrant at June 28, 2024 was approximately $27,272,563. Number of shares of ,Common Stock, $0.001 par value, outstanding as of March 20, 2025 was 71,339,508 shares.

Documents incorporated by reference:  specified portions of Westwater Resources, Inc.’s Definitive Proxy Statement on Schedule 14A relating to its 2025 Annual Meeting of, Stockholders are incorporated by reference into Part III where indicated.  Westwater Resource, Inc.’s Definitive Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

WESTWATER RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

DEFINITIONS

When used in this Form 10-K, the following terms have the meaning indicated unless noted otherwise.

Term	Meaning
AGP	Alabama Graphite Products, LLC, an Alabama limited liability company and wholly owned subsidiary of Westwater Resources.
Alabama Graphite	Alabama Graphite Company, Inc., an Alabama corporation and wholly owned subsidiary of Westwater Resources.
ASC	FASB Accounting Standards Codification.
ASU	FASB Accounting Standards Update.
ATM Offering Agreement	Controlled Equity Offering Sale Agreement between Westwater Resources and Cantor Fitzgerald & Co. dated April 14, 2017 and terminated effective August 29, 2024.
ATM Sales Agreement	At The Market Offering Agreement between Westwater Resources and H.C. Wainwright & Co., LLC. dated August 30, 2024.
Benchmark	Benchmark Mineral Intelligence.
Board	The Board of Directors of Westwater Resources, Inc.
Cantor	Cantor Fitzgerald & Co.
common stock	Common stock of the Company, $0.001 par value per share.
Coosa Graphite Deposit	The Company’s graphite mineral deposit located near Rockford, Alabama.
CSPG	Coated spherical purified graphite.
DFS	The definitive feasibility study for Phase I of the Kellyton Graphite Plant which was completed in the fourth quarter of 2021, and as amended and updated in the fourth quarter of 2023.
EU Critical Raw Minerals List	The list of raw materials that are crucial to the economy of the European Union published by the European Commission.
Exploration stage property	A property that has no mineral reserves disclosed.
FASB	Financial Accounting Standards Board.
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

Fines Offtake Agreement	Binding offtake agreement with Hiller Carbon, LLC for the supply of the Company’s graphite fines material.
graphite

A naturally occurring carbon material with electrical properties that enhance the performance of electrical storage batteries, listed on the U.S. Critical Minerals List and the EU Critical Raw Materials List.

Graphite Fines	Natural graphite fines material, which is produced during the CSPG spherodizing process.

gross acres	Total acreage of land under which we have mineral rights. This may include unleased fractional ownership.
H.C. Wainwright	H.C. Wainwright & Co., LLC.
Hiller Carbon	Hiller Carbon, LLC.
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

NOLs	Net operating loss carryforwards.
NYSE American	NYSE American LLC.
ore	Naturally occurring concentration of mineralization from which a mineral or minerals of economic value can be extracted at a reasonable profit.
Offtake Agreement	Binding Offtake Agreement with FCA US LLC.
PFS	Pre-feasibility level study for Phase II of the Kellyton Graphite Plant.
Procurement Agreement	Products Procurement Agreement with SK On.
QA/QC	Quality assurance and quality control.
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
Provide a public list of members in good standing.

R&D Lab	Research and development laboratory.
RSUs	Restricted stock units.
SASB	Sustainability Accounting Standards Board.
SEC	Securities and Exchange Commission.
SEDAR	System for Electronic Document Analysis and Retrieval used for electronically filing most securities related information with the Canadian securities regulatory authorities.
SG Fines	Spherical graphite fine material produced from SG milling.
SK On	SK On Co., Ltd., an electric vehicle battery developer, manufacturer, and solutions provider, supplying electric vehicle batteries to Ford, Hyundai, Volkswagen and others.

SLR	SLR International Corporation.
SPG building	One of the primary Kellyton Graphite Plant buildings where flake graphite will be sized and shaped.
spot price	The price at which a mineral commodity may be purchased for delivery within one year.
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

ULTRA-CSPG™	Proprietary CSPG material from the Kellyton Graphite Plant, produced using Westwater’s patent pending process.
U.S.	The United States of America.
U.S. Critical Minerals List	The list of critical minerals that are crucial to the economy of the United States of America published by the Department of the Interior.
U.S. GAAP	Generally accepted accounting principles in the United States of America.
vanadium	A rare-earth metal used as a strengthening alloy in steelmaking, and in certain types of batteries, listed on the U.S. Critical Minerals List.
Westwater Resources	Westwater Resources, Inc.
2004 Directors’ Plan	Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan.
2013 Plan	Westwater Resources, Inc. 2013 Omnibus Incentive Plan, as amended.
2020 Lincoln Park PA	Purchase Agreement dated as of December 4, 2020, between Westwater Resources and Lincoln Park Capital Fund, LLC, which expired by its terms in December 2023.
2024 Lincoln Park PA	Purchase Agreement dated as of August 30, 2024, between Westwater Resources and Lincoln Park Capital Fund, LLC.
2024 Lincoln Park Registration Rights Agreement	Registration Rights Agreement dated as of August 30, 2024, between Westwater Resources and Lincoln Park Capital Fund, LLC.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the adequacy of funding, liquidity, access to capital, financing activities, the timing or occurrence of any future drilling or production from the Company’s properties, economic conditions, the strategic goals of the business, costs of any phase of development or operational line at the Kellyton Graphite Plant and estimated construction and commissioning timelines and completion dates, the start date for the mining of the Coosa Graphite Deposit, and the Company’s anticipated cash burn rate and capital requirements. Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” “target” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

●	the spot price and long-term contract price of graphite (both flake graphite feedstock and purified graphite products) and vanadium, and the world-wide supply and demand of graphite and vanadium;
●	the effects, extent and timing of the entry of additional competition in the markets in which we operate;
●	our ability to obtain or maintain contracts or other agreements with customers;
●	available sources and transportation of graphite feedstock;
●	the ability to control costs and avoid cost and schedule overruns during the development, construction and operation of the Kellyton Graphite Plant;
●	the ability to construct and operate the Kellyton Graphite Plant in accordance with the requirements of permits and licenses and the requirements of tax credits and other incentives;
●	the effects of inflation, including labor shortages and supply chain disruptions;
●	rising interest rates and the associated impact on the availability and cost of financing sources;
●	the availability and supply of equipment and materials needed to construct the Kellyton Graphite Plant;
●	stock price volatility;
●	changes in administration or government regulation of the mining and manufacturing industries in the United States;
●	unanticipated geopolitical, geological, processing, regulatory and legal or other problems we may encounter;
●	the results of our exploration activities, and the possibility that future exploration results may be materially less promising than initial exploration results;
●	any graphite or vanadium discoveries not being in high enough concentration to make it economic to extract the minerals;
●	our ability to finance growth plans;

●	our ability to obtain and maintain rights of ownership or access to our mining properties;
●	currently pending or new litigation or arbitration;
●	recent changes in current legislation, regulations and economic conditions regarding Federal governmental tariffs, the implementation on the new US Department of Governmental Efficiency (“DOGE”) and related DOGE federal governmental budget cuts and the potential that this affects the demand for our products;
●	the potential impact that new foreign country tariffs may have on our ability (i) to source and procure necessary raw materials for the manufacture and provision of our products and services; and (ii) to deliver our products to such foreign countries; and
●	our ability to maintain and timely receive mining, manufacturing and other permits from regulatory agencies.

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

PART I

ITEM 1. BUSINESS

THE COMPANY

Westwater Resources, Inc., originally incorporated in 1977, is an energy technology company focused on developing battery-grade natural graphite materials through its two primary projects, the Kellyton Graphite Plant and the Coosa Graphite Deposit, both located in Coosa County, Alabama. Once operational, Westwater expects the Kellyton Graphite Plant to process natural flake graphite and estimates 12,500 metric tons (“mt”) CSPG production per year in Phase I.  CSPG is primarily used in active anode material in lithium-ion batteries.  Westwater also holds mineral rights to explore and potentially mine the Coosa Graphite Deposit, which Westwater anticipates will eventually provide natural graphite flake concentrate to the Kellyton Graphite Plant.  The Coosa Graphite Deposit is located near Rockford, Alabama at 32 ° 54’ 30” North and 86 ° 24’ 00” West.

OUR STRATEGY

Our strategy is to increase shareholder value by advancing our battery-grade graphite business through the development of our Kellyton Graphite Plant and future development and mining of our Coosa Graphite Deposit. The acquisition of Alabama Graphite in 2018 provides the Company with the opportunity to provide battery-grade graphite products to the growing market for electric vehicles, trucks and buses, consumer electronics, as well as grid-based storage devices.

Our goal for the graphite business is to develop a domestic supply of low-cost, high-quality, and high-margin battery-grade natural graphite products for battery manufacturers. For additional information regarding the Kellyton Graphite Plant see Item 2, Properties.

Additionally, we hold mineral rights to 41,965 acres for future mining development. The graphite deposit at the Coosa Graphite Deposit is expected to serve as future feedstock for the Kellyton Graphite Plant and provide in-house QA/QC for raw-material inputs. The Coosa Graphite Deposit also contains vanadium mineral concentrations, which the Company plans to explore and evaluate the technical feasibility of extracting and processing in the future.  Currently, the Company is not including any potential benefit related to vanadium in its economic models or resource estimates.

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

KEY BUSINESS AND CORPORATE DEVELOPMENTS IN 2024

Customer Engagement Update

On September 17, 2024, the Company entered into the Fines Offtake Agreement for the supply of the Company’s Graphite Fines material with Hiller Carbon, a leading supplier of pelletized materials to the steel and foundry industries. Pursuant to the terms of the Fines Offtake Agreement, the Company will supply natural Graphite Fines material from its Kellyton Graphite Plant to Hiller Carbon’s plants located within the U.S.  Graphite Fines are produced as a byproduct during the CSPG spherodizing process, one of the processing steps related to producing CSPG, which remains the Company’s main focus. The Company expects Graphite Fines production to be approximately 14,000 mt per year, based on the anticipated annual Phase I CSPG production of 12,500 mt per year, and delivery of the Graphite Fines to Hiller Carbon to occur when the Kellyton Graphite Plant begins production.

On July 17, 2024, the Company entered into the Offtake Agreement with FCA, an electric vehicle manufacturer and part of the Stellantis group of companies.  Under the terms of the Offtake Agreement, FCA will be obligated to purchase CSPG natural graphite anode products (the “Product”) in amounts (the “Annual Offtake Volume”) and at prices described in the Offtake Agreement, upon Westwater providing CSPG in accordance with the terms of the contract.  The anticipated Annual Offtake Volume in 2026 is 10,000 mt of Product, and 15,000 mt of Product in years 2027 through 2031, the final year of the Offtake Agreement.

On February 4, 2024, the Company entered into the Procurement Agreement with SK On.  Pursuant to the terms of the Procurement Agreement, Westwater will supply CSPG natural graphite anode products from its Kellyton Graphite Plant to SK On battery plants located within the U.S. Under the terms of the Procurement Agreement, SK On will be obligated to purchase, on an annual basis, a quantity of CSPG equal to a percentage of the forecasted volume required by SK On (the “Minimum Purchase Amount”), provided that the Minimum Purchase Amount may be increased from time to time by the mutual agreement of the parties, upon Westwater providing CSPG in accordance with the terms of the contract.  The forecasted volume required by SK On in the final year of the Procurement Agreement is 10,000 mt of CSPG.

As a result of entry into the Offtake Agreement with FCA and the Procurement Agreement with SK On, the Company has secured offtake agreements for 100% of its anticipated Phase I production capacity and partially committed a portion of anticipated Phase II production capacity from its Kellyton Graphite Plant during the term of the respective contracts.

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

Kellyton Graphite Plant – Construction and Estimated Cost Update

Westwater has lowered its estimate of Phase I cost to $245 million, down from the previous estimate of $271 million.  This represents a decrease in estimated cost of $26 million, or 9.6%.  During the year, Westwater continued to evaluate its plant design, the construction schedule and the costs related thereto.  The decrease in estimated costs primarily relates to savings as a result of further design optimization and savings in steel, piping and equipment installation. The revised estimate of $245 million includes an 11% contingency and 2% escalation factor on the remaining uncommitted spend.

Construction activities in 2024 consisted of receipt of additional long-lead equipment components and installing equipment and structural steel.  As of the end of the year, micronization (sizing) and spheroidization (shaping) mills were placed in the SPG building and the structural steel work is near completion.  Installation of peripheral support equipment surrounding the micronization and spheroidization mills in the SPG building began during the second half of 2024.  Westwater has constructed and continues to operate its R&D Lab. The R&D Lab allows Westwater to continue product development and optimization with potential customers, and to perform additional quality control tests.  It also affords greater flexibility to optimize future samples in accordance with customer specifications.

Since inception of the project, and inclusive of liabilities as of December 31, 2024, the Company has incurred costs of approximately $122.8 million, net of $1.5 million recoupment of capital costs, related to construction activities for Phase I of the Kellyton Graphite Plant. Refer to Note 5 of the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further details. While the Company has continued construction activities related to Phase I of the Kellyton Graphite Plant during 2024, Westwater has reduced the level of construction activity from anticipated levels, including adjusting the timing of future work, until receipt of the additional funding needed to complete construction of Phase I of the Kellyton Graphite Plant.  Reducing the level of construction activity until financing is secured is expected to impact the overall schedule to complete Phase I of the Kellyton Graphite Plant.  As a result of entry into the Offtake

Agreement and Procurement Agreement, we expect to begin production in 2026, subject to securing financing to complete construction of Phase I of the Kellyton Graphite Plant.

Qualification Line Development at Kellyton Graphite Plant

As of December 31, 2024, Westwater has completed construction of its qualification line to purify and coat larger bulk samples of CSPG for customer qualifications.  The qualification line is designed to produce approximately 1 mt per day of CSPG and the samples produced on it will be representative of CSPG mass production at the Kellyton Graphite Plant. The Company expects that the operation of the qualification line will allow Westwater to supply its customers bulk samples of CSPG in 1 to 10 mt batches for cell qualification activities while the Company completes the construction of Phase I of the Kellyton Graphite Plant. The line will also be used to train Westwater’s operations team which the Company expects will expedite the commissioning and startup of the Kellyton Graphite Plant.

Construction Financing Update

On September 4, 2024, the Company announced that it had executed a term sheet and agreed to exclusivity with the lead, or arranging, lender (a global financial institution) for a $150.0 million secured debt facility, which would be used to complete the construction of Phase I of the Kellyton Graphite Plant. During the fourth quarter, Westwater continued to move through the due diligence and loan documentation processes related to the transaction.  Those processes included hosting lenders at the Kellyton Graphite Plant site in Alabama, completing technical due diligence using an independent third-party engineering firm, completing legal and insurance due diligence using additional firms, and working with legal counsel to prepare and negotiate loan documents. In January of 2025, Westwater announced that it had received investment committee approval from the lead lender, and is working to finalize the overall syndication of the debt facility.  Recently announced policy decisions by the federal government, primarily tariffs, by the U.S., EU, Canada, Mexico, and China have created general market uncertainty in the capital markets, which has negatively impacted the estimated the timing of closing the proposed debt facility.  The Company remains focused on completing the debt facility and will update investors as appropriate.

The progression from signing the term sheet to loan closing is subject to customary agreement on completing the syndication, final due diligence by other potential lenders in the syndication, and final loan conditions and terms. No assurance can be given that the Company will ultimately enter into the secured debt facility, or that financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company.

Coosa Graphite Deposit

Westwater commenced a strategic financing review process for the Coosa Graphite Deposit in the first quarter of 2024. This strategic financing review process seeks to identify investment sources and partners for the Coosa Graphite Deposit, and may include review of strategic investment partners or other strategic transactions.  See Item 2, Properties, below for more detail on the Coosa Graphite Deposit.

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

Natural flake graphite is an alternative to synthetic graphite, but most batteries contain a blend of natural and synthetic graphite in battery applications for cost and performance reasons. Through a series of sophisticated and precise processing steps, flake-graphite concentrates are transformed into high-value end products for the battery industry. Coated spherical purified graphite is used as a graphite anode or anode active material in lithium-ion batteries.

The global battery market demand for natural flake graphite in 2024 was approximately 1.9 million tons.  Flake graphite demand is anticipated to reach approximately 4.7 million tons by the year 2034, roughly a 240% increase, largely fueled by the battery sector.  Batteries are estimated to comprise approximately 86% of flake graphite demand by the year 2034, and electric vehicles are anticipated to comprise 88% of that demand for batteries.  (Benchmark, September 2024).

Graphite is a critical, currently non-substitutable constituent in the lithium-ion and alkaline battery segments. These segments make up the greatest share of the global battery market and both segments require advanced battery-grade graphite products. According to Benchmark Intelligence, anode active material (or CSPG) demand is anticipated to reach approximately 5.4 million tons by the year 2034, with electric vehicles driving the demand.  Of the total demand for anode active material, the electric vehicle sector is expected to be approximately 88% by the year 2034.

Although it may seem that synthetic and natural anode active materials are competing products, synthetic and natural graphite blends are becoming popular choices for electric vehicle applications to optimize performance and cost by taking advantage of each graphite attribute, such as cycle life, energy density, and cost.  While synthetic graphite consumption by anode manufacturers is expected to grow because of the concentration of the graphite industry in China, natural graphite demand is forecasted to grow at an even higher rate because of natural graphite’s higher reversible capacity, lower CO2 footprint and cost efficiencies when compared to synthetic graphite.

Approximately 77% of the global natural flake graphite and approximately 97% of global anode active material is supplied by China (Mining Technology, 2024), which causes China to pose a geopolitical risk, particularly to the EU and U.S. regions. China and the United States have imposed tariffs and export controls on critical minerals, including graphite, indicating the potential for further trade barriers between China and the United States. Effective March 4, 2025, imported Chinese natural graphite tariffs now total 45%.  This is the result of the U.S. imposed 25% import tariff on Chinese natural and synthetic graphite materials and graphite anodes during 2024, additional 10% tariff on all goods originating from China in February 2025, and the most recent increase of an additional 10% tariff on all goods originating from China during March 2025.   Potential further increase of graphite tariffs may increase up to a level of 920% pending the trade case currently under review by the International Trade Commission, with updates expected in May 2025. In addition, effective December 1, 2023, China began requiring government approval for exports of two types of graphite products, including high-purity, high-hardness and high-intensity synthetic graphite material and natural flake graphite and its products. Westwater believes these tariffs and export restrictions continue to highlight the supply-chain risk for the U.S. and other countries related to natural graphite products and could provide an opportunity for Westwater.

Overall battery consumption has risen at an accelerated growth rate due to developments in electric-automobile markets, personal electronic devices, electrical grid storage, and technology for wind and solar power installation. The long-term shift towards low- and zero-emissions vehicles and power sources is expected to drive increasing demand for graphite-battery materials for the foreseeable future. Recent developments in this sector include:

●	The United Kingdom and France have announced a prohibition on the sale of gasoline- and diesel-powered vehicles by 2030 and 2040, respectively. Electric vehicles using battery storage are currently the only viable technology that can satisfy the demands for new cars required by these nations.
●	California was the first state to adopt the Advanced Clean Cars II rule. California plans to have approximately 35% of new car sales be zero emission vehicles by the year 2026, with that number expected to be approximately 68% by the year 2030. In addition, 17 states have adopted all or part of California’s low-emission and zero-emission vehicle regulations. These additional states include Colorado, Connecticut, Delaware, Maine, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, Oregon, Pennsylvania, Rhode Island, Vermont, Virginia, Washington and the District of Columbia.
●	Automobile companies are publicly announcing plans to transition to fully electric vehicles within the next 20 years. Many are developing and distributing electric-based technology to replace internal-combustion engines.
●	Battery manufacturers and major automobile companies have announced plans to develop different battery manufacturing facilities in the United States. Approximately 34 battery factories are either planned, under construction or operational with more development in the pipeline.
●	Governments around the world, including the United States, continue to incentivize electric vehicle ownership through subsidies and other incentives.

China, as the primary source of battery-grade graphite, presents the global battery industry with significant supply chain management risks, economic risks, geopolitical risks, and environmental sustainability concerns. Also, critical domestic production is lacking in the United States. A Presidential Executive Order signed on September 30, 2020 includes graphite on a list of minerals critical to the safety and security of the United States. With limited current domestic natural graphite production of any kind, the United States is presently required to source most of its battery graphite from China.

On August 16, 2022, then President Biden signed into law the Inflation Reduction Act (“IRA”).  This legislation includes an investment of approximately $370 billion in climate programs.  The IRA provides a 10% tax credit for the costs of producing certain critical minerals, including graphite and vanadium.  This credit is eligible for direct pay and is also transferable to unrelated taxpayers.  In addition, a key provision of the IRA that could indirectly benefit the Company is the Clean Vehicle credit.  The IRA eliminates the previous limitation on the number of electric vehicles a manufacturer can sell before the Clean Vehicle credit is phased out or eliminated.  Further, the IRA sets a minimum domestic content threshold for the percentage of the value of applicable critical minerals contained in the battery of the electric vehicles.

On May 3, 2024, the U.S. Department of the Treasury (the “Treasury Department”) adopted final regulations related to the Clean Vehicle Tax credit of $7,500 under section 30D of the Internal Revenue Code (the “federal electric vehicle tax credit”).  The final rules effectuate the guidance previously provided in December 2023 by the Treasury Department related to the key requirements for the federal electric vehicle tax credit.  The final rules include a process – called the traced qualifying value test – for automakers to trace the battery supply chain to qualify for the federal electric vehicle tax credit’s domestic content requirements, which takes effect in 2025. The final rules also prohibit battery parts and critical minerals from “excluded entities” – defined as foreign entities of concern, or FEOCs – from qualifying for the federal electric vehicle tax credit.  Under relevant Treasury Department and U.S. Department of Energy interpretive regulations regarding the scope and application of FEOC-related restrictions, the People’s Republic of China is identified as an FEOC. The final FEOC battery component rules are important to Westwater because, beginning in 2027, any electric vehicle whose batteries contain graphite that was extracted or processed in any way, and to any degree, by an FEOC – including China – will be ruled ineligible for the federal electric vehicle tax credit. As a result, an FEOC must be excluded from an electric vehicle battery’s supply chain in order for the electric vehicle to be eligible for the federal electric vehicle tax credit. Because Westwater is not an FEOC and intends to produce battery grade graphite for lithium-ion batteries to be used in electric vehicles in the United States, management believes its future production of battery-graphite products will meet the domestic content requirements of the IRA, which we anticipate will provide indirect future benefit to the Company. In November 2024, President Trump was re-elected as President; it is not yet known how a change in Presidential administration may affect the domestic production of critical materials, and related tariff and tax incentive policies.

See further discussion of risks factors of potential impacts for changes to tariffs or changes to existing regulations within Item 1A. Risk Factors below in this Annual Report on From 10-K.

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

COMPETITION

In the production and marketing of graphite, there are a number of producing entities globally, some of which are government controlled and several of which have significant capitalization.  Nearly all of the global production of uncoated SPG is processed to some degree in China and approximately 77% of natural flake graphite global supply comes from China (Mining Technology, 2024).

With respect to sales of graphite, the Company expects to compete primarily based on price by providing a domestic, IRA-compliant source of CSPG to customers. We intend to market graphite directly to users of the product. We are in direct competition with supply available from various sources worldwide. We compete with multiple graphite exploration, development and production companies.

WESTWATER’S GRAPHITE BUSINESS

Kellyton Graphite Plant

The Kellyton Graphite Plant has been under construction for over three years.  Under a lease with the Lake Martin Area Industrial Development Authority, AGP holds rights to approximately 70 acres to construct and operate the Kellyton Graphite Plant.  The lease has a term of 10 years, a nominal lease payment, and an option to transfer the title of the land to AGP for a nominal amount during the term of the lease.

AGP has also entered into incentive agreements with the State of Alabama and local municipalities for locating the Kellyton Graphite Plant near Kellyton, Alabama.  The incentive agreements provide certain tax credits and incentives under the Alabama Jobs Act in connection with the construction of the Kellyton Graphite Plant.

AGP owns two buildings, adjacent to the Kellyton Graphite Plant, that total approximately 90,000 sq. ft. The build-out of the administrative building was completed in April of 2022 and includes the R&D Lab constructed in 2023.  The other building includes our qualification line and is being used for the maintenance shop, shipping and receiving and as warehousing space.

Westwater plans to develop the Kellyton Graphite Plant in two phases (Phase I and II).

Based upon the Company’s optimization plan, after testing and commissioning are completed, the Kellyton Graphite Plant is now anticipated to have capacity to produce approximately 26,500 mt of product per year in Phase I, which will increase to approximately 106,000 mt of product per year upon completion of Phase II.  The anticipated capacity of each product is the following:

	Phase I:	Phase I and II:
ULTRA-CSPG™	12,500 mt per year	50,000 mt per year
SG Fines	14,000 mt per year	56,000 mt per year

Construction activities for Phase I of the Kellyton Graphite Plant began in the fourth quarter of 2021 and will continue in 2025.  While the Company continued construction activities in 2024, Westwater has reduced the level of construction activity from anticipated levels, including adjusting the timing of future work, until receipt of the additional funding needed to complete construction of Phase I of the Kellyton Graphite Plant. Reducing the level of construction activity until financing is secured is expected to extend the overall schedule to complete Phase I of the Kellyton Graphite Plant.

Spheroidization, Purification and Post-Processing Activities

The Company will process natural graphite concentrate at the Kellyton Graphite Plant through a combination of sizing, shaping, spheroidization and classification.  Once completed, the purification is expected to be performed using a proprietary purification process that was developed and tested during our pilot program by Dorfner Anzaplan, other engineering consultants and internally in our R&D Lab. The process uses a combination of technologies including a caustic bake, acid leach and thermal treatment, a process that allows for a smaller and more sustainable environmental footprint than that of a hydrofluoric acid (“HF”) leaching system, which is widely used by other graphite processing companies. Once the graphite is purified to a minimum graphite carbon content of 99.95%, we will coat the SPG to manufacture the advanced graphite products we intend to sell. This unique application process developed by Westwater is the subject of a patent application that has been filed in the U.S. Patent and Trademark Office.

Westwater currently purchases graphite flake concentrate for the Kellyton Graphite Plant under a supply contract with Syrah Resources Limited. Westwater expects to continue to purchase graphite concentrate from Syrah Resources Limited and/or other sources for the Kellyton Graphite Plant until the Coosa Graphite Deposit is developed and in operation. Westwater believes its current contract with Syrah Resources Limited provides adequate feedstock supply until then. Currently, the Coosa Graphite Deposit is being evaluated and developed for future mining operations, which will require permitting as well. Development of a mine at the Coosa Graphite Deposit is expected to serve as an in-house source of graphite feedstock and will provide in-house QA/QC for raw-material inputs.

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

Products and Business Development

The Company has worked to develop products for potential major battery markets. Based on discussions with potential customers, Westwater is focusing on the production of ULTRA-CSPG™ and SG Fines during Phase I of the Kellyton Graphite Plant and expects to evaluate the production of additional products in Phase II, subject to market demand and customer interest.

The Company is in active discussions with additional potential customers, including battery manufacturers and automobile manufacturers, with the goal of executing multi-year supply agreements for Phase II. To date, the Company has executed a Fines Offtake Agreement with Hiller Carbon, an Offtake Agreement with FCA and a Procurement Agreement with SK On.

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

Kellyton Graphite Plant

For construction and operations of the Kellyton Graphite Plant, the Company is required to obtain and maintain permits related to air emissions, water discharge, storm water drainage, and possibly other regulated waste.  On January 31, 2022, Westwater announced that it had received its National Pollutant Discharge Elimination System (“NPDES”) construction stormwater permit, which was required to commence site grading for the Kellyton Graphite Plant. The NPDES permit has been issued by the State of Alabama under NPDES to ensure Westwater’s construction efforts comply with the Federal Clean Water Act as it relates to regulated disturbances and any stormwater runoff from the Kellyton Graphite Plant site.

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

Westwater’s core values drive our business and operations.  Westwater’s core values are:

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

Environmental Criteria and Actions

The definitive feasibility study (“DFS”) for Phase I of the Kellyton Graphite Plant was completed in October 2021. As part of the DFS, we have defined the raw material inputs, energy inputs, product streams, and waste streams, including air, water, solids and heat, for processing our graphite into battery products.  Integrated into these input and output streams, we are defining methods of reducing impacts on our environment, including:

●	Assessing the origin of our graphite and its impact on the environment.
●	Assessing the supply chain for reagents and their impact on the environment.
●	Assessing the energy demands for use in the manufacturing of our products.
●	Performing trade off studies for recycling our reagents and waste streams in an effort to reduce our impact on the communities where we work and where we source our input materials.

Greenhouse gas emissions: Westwater has completed an initial life cycle assessment (“LCA”) for Phase I of the Kellyton Graphite Plant, which was prepared assuming that the plant produces the previous estimate of 7,500 mt of CSPG per year. Westwater plans to update the LCA for the higher planned production of 12,500 mt of CSPG per year once the plant is operating.  However, based on the initial LCA, the main contributors to CO2 emissions at the Kellyton Graphite Plant are electricity consumption and direct CO2 emission from natural gas combustion. Westwater expects that Phase I will be a “minor source”, as defined by the Alabama Department of Environmental Management (“ADEM”), of air emissions with the following criteria pollutants: carbon monoxide (“CO”), ozone, nitrogen dioxide (“NO2”), sulfur dioxide (“SO2”), and particulate matter (“PM”) in respect to the USEPA’s Prevention of Significant Deterioration (“PSD”) program.  All criteria pollutants are projected to be <100 tons per year (“TPY”).  Additionally, the projected emissions of hazardous air pollutants (“HAP”) are expected to be below the “major source”, as defined by ADEM, threshold of 25 TPY and no single HAP is expected to be above the individual 10 TPY threshold. The Company anticipates that estimated emissions will remain below the major source thresholds when producing 12,500 mt of CSPG per year.

The expected process to produce battery-grade products for Phase I of the Kellyton Graphite Plant will not use HF, which is widely utilized elsewhere in the industry.  Westwater believes a non-HF process is advantageous because air and water emissions are either eliminated or significantly reduced, and because the chemicals that will be utilized in lieu of HF are non-volatile and will be recycled in part through a closed loop circuit.  The reduced environmental impact associated with operations at the Kellyton Graphite Plant should substantially outweigh any potential advantages (“cost footprint”) that may exist for the HF process.  The Kellyton Graphite Plant is designed to recycle approximately 70% of the chemicals used in its purification process.  Westwater estimates its process emits approximately 10% less greenhouse gas (“GHG”) emissions than Chinese natural graphite processing methods, and approximately 44% less GHG emissions than Chinese synthetic graphite processing methods.

Wastewater management: We expect that the Kellyton Graphite Plant will not have surface water discharge to waters of the United States, nor are there any such jurisdictional waters of the United States at the Kellyton Graphite Plant.  In August 2022, the Company received its SID permit for the treatment of wastewater from the Alabama Department of Environmental Management.  Under the SID, the Company provides an agreed upon wastewater profile to be processed by the local wastewater treatment plant.  The Company plans to pretreat the wastewater from the Kellyton Graphite Plant through recycling, neutralizing and filtering to ensure it meets the requirements under the SID.

Social Criteria and Actions

As part of our Kellyton Graphite Plant design and analysis we are evaluating community needs, with input from the local stakeholders, and our ability to support them – whether in education, infrastructure, or in other ways applicable to community needs.  Through the Alabama Industrial Training (“AIDT”) program, the Company is eligible to receive a cash reimbursement for the design of a customized plan for the recruitment, screening, and training of new employees. In addition to the cash reimbursement for training, AIDT offers in-kind services, which include items such as assistance with a pre-employment selection system, maintenance assessments, safety assistance and training, and robotic and programable logic controller automation training.

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

Westwater Team and Culture (“Human Capital”)

Our team and culture are keys to our success. We are committed to fostering solid relationships with all members of our workforce based on trust, treating workers fairly, providing them with safe and healthy working conditions and the opportunity to achieve and contribute to their full potential. Our team is defined by a commitment to our mission, vision, and values, which includes providing a great place to work for teammates, being a good neighbor in the communities where we work and live, and being a good steward for our investors.

As of December 31, 2024, 21 people were employed by Westwater.

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

Westwater has executed agreements with state and local community organizations to support local surrounding communities. While constructing, equipping, and operating the Kellyton Graphite Plant, the Company gives good-faith consideration to hiring and purchasing from qualified, local contractors and vendors in good standing with the State of Alabama. The Company is committed to good-faith consideration of recruiting and hiring local workers.

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

Regular attendance at Board meetings and the Annual Meeting of Stockholders is expected of each director. Our Board held eleven meetings during 2024. All directors attended all meetings of the Board and applicable Committees held in 2024 with two exceptions. Ms. Anderson was unable to attend one Board meeting in March 2024 and the Safety & Sustainability Committee meeting in November 2024. The independent directors met in executive session at several of the Board meetings held in 2024. All of the directors attended the 2024 Annual Meeting of Stockholders.

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

Safety and Sustainability Committee (previously the Health, Safety, and Environmental Committee)

The Company has a Safety and Sustainability Committee that reports directly to the entire Board of Directors of Westwater.  The Safety and Sustainability Committee held three meetings in 2024.  The Committee’s charter reads, in part:

The Committee’s primary purposes are to:

●	provide advice, counsel and recommendations to management on:

o	health, safety, loss prevention issues and operational security, and
o	issues relating to sustainable development, environmental management and affairs, community relations, human rights, government relations and communications; and
●	assist the Board in its oversight of:
o	health, safety, loss prevention and operational security issues relating to the Company;
o	sustainable development, environmental affairs, relations with local communities and civil society, government relations, communications issues and human rights relating to the Company;
o	the Company’s compliance with regulations and policies that provide processes, procedures and standards to follow in accomplishing the Company’s goals and objectives relating to:
◾	health, safety, loss prevention issues and operational security, and
◾	sustainable development, environmental management affairs, community relations, human rights, government relations and communications issues; and
o	management of risk related thereto.

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

Audit Committee

The Company has a separately designated Audit Committee composed solely of independent directors. The Audit Committee held four meetings in 2024.

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

Compensation Committee

The Compensation Committee held four meetings and had several informal discussions in 2024. The Compensation Committee is responsible for assisting the Board in setting the compensation of the Company’s directors and executive officers and administering and implementing the Company’s incentive compensation plans and equity-based plans.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee held two meetings during 2024, and its duties and responsibilities are to:

●	recommend to the Board director nominees for the annual meeting of stockholders;
●	identify and recommend director candidates to fill vacancies occurring between annual stockholder meetings; and
●	oversee all aspects of corporate governance of the Company.

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

Board of Directors

Westwater’s Board of Directors is comprised of five directors, three of whom are independent.

AVAILABLE INFORMATION

Our internet website address is www.westwaterresources.net. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of 15(d) of the Exchange Act, are available free of charge through our website under the tab “Investor” as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. We also make available on our website copies of materials regarding our corporate governance policies and practices, including our Code of Ethics, Nominating and Corporate Governance Committee Charter, Audit Committee Charter and Compensation Committee Charter. You may read and copy any materials we file with the SEC at the SEC’s website at http://www.sec.gov. You may also obtain a printed copy of the foregoing materials at no cost by sending a written request to: Westwater Resources, Inc., 6950 S. Potomac Street, Suite 300, Centennial, Colorado 80112, Attention: Information Request, or by calling 303.531.0516. The information found on our internet website is not part of this or any report filed or furnished to the SEC.

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

We have incurred significant losses since ceasing production of uranium in 2009 and expect to continue to incur losses as a result of costs and expenses related to maintaining our properties and general and administrative expenses. As of December 31, 2024, we had negative net working capital of approximately $6.9 million, cash of approximately $4.3 million and an accumulated deficit of approximately $373.7 million. As a result of our evaluation of the Company’s liquidity for the next twelve months, we have included a discussion about our ability to continue as a going concern in our consolidated financial statements, and our independent auditor’s report for the year ended December 31, 2024, includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.” Our capital needs have, in recent years, been funded through sales of our equity securities. In the event we are unable to raise sufficient additional funds, we may be required to further delay, reduce or severely curtail our operations or otherwise reduce our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition, long-term prospects and ability to continue as a viable business.

Our business could be negatively impacted by inflationary pressures, which may result in increased costs of operations and negatively impact our ability to access capital.

The U.S. experienced rising inflation in 2023 and U.S. inflation is currently at a high level. This inflation has resulted in an increase in our costs for labor, services, and materials. Further, our suppliers face inflationary impacts such as the tight labor market and supply chain disruptions, that could increase the costs to construct and commission the Kellyton Graphite Plant, explore and develop the Coosa Graphite Deposit, and conduct our day-to-day operations. The rate and scope of these various inflationary factors may increase our operating costs materially, which may not be readily recoverable, and have an adverse effect on our costs, operating margins, results of operations and financial condition.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability – particularly, the ongoing military conflict between Russia and Ukraine, the unrest in the Middle East, and economic impacts relating to tariffs. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from these conflicts and other geopolitical tensions.

The ongoing military conflicts and geopolitical tensions have caused broad disruption.  Although the length, impact and outcome of those conflicts is highly unpredictable, any one of the conflicts could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, higher inflation, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences, electric vehicle adoption rates, as well as increases in cyberattacks and espionage.  While we expect any direct impacts to our business to be limited, the indirect impacts on the economy and on the mining industry and other industries in general could negatively affect our business and may make it more difficult for us to raise equity or debt financing. In addition, the impact of other current macro-economic factors on our business, which may be exacerbated by the conflicts including inflation, supply chain constraints and geopolitical events - is likely to have an adverse effect on our business.

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

We do not have a committed source of financing for the development of our graphite or vanadium projects. While we have spent cash of approximately $116.4 million through December 31, 2024, the remaining capital cash expenditures to construct Phase I of the Kellyton Graphite Plant are currently estimated at approximately $128.4 million. Delays in constructing the commercial scale processing facility and other cost overruns may increase that estimate. As of December 31, 2024, we have approximately $4.3 million in cash, and there can be no assurance that we will be able to obtain financing on commercially reasonable terms, if at all, for the remainder of the amount needed to construct Phase I of the Kellyton Graphite Plant or develop our properties. Our inability to construct the Kellyton Graphite Plant or develop our properties would have a material adverse effect on our future operations.

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

We are required to comply with environmental protection laws, regulations and permitting requirements in the United States, and we anticipate that we will be required to continue to do so in the future in connection with the construction and operations at our Kellyton Graphite Plant and Coosa Graphite Deposit. We have expended significant resources, both financial and managerial, to comply with environmental protection laws, regulations and permitting requirements, and we anticipate that we will be required to continue to do so in the future. The material environmental laws and regulations within the U.S. include the Clean Air Act, Clean Water Act (“CWA”), Safe Drinking Water Act, Federal Land Policy Management Act, National Park System Mining Regulations Act, State Department of Environmental Quality regulations, rules and regulations of the NEPA, NPDES, and Section 404 of the CWA as applicable.

We cannot predict what environmental legislation, regulation or policy will be enacted or adopted in the future or how future laws and regulations will be administered or interpreted, particularly given the recent change in administration. The recent trend in environmental legislation and regulation, generally, has been toward stricter standards, and this trend is likely to continue in the future. This recent trend includes, without limitation, laws and regulations relating to air and water quality, reclamation, waste handling and disposal, the protection of certain species, the preservation of certain lands, and epidemics and pandemics to the degree they impact us or our activities. These regulations may require the acquisition of permits or other authorizations for certain activities. These laws and regulations may also limit or prohibit activities on certain lands. Compliance with more stringent laws and regulations, as well as potentially more vigorous enforcement policies or stricter interpretation of existing laws, may necessitate significant capital outlays, may materially affect our results of operations and business or may cause material changes or delay to our intended activities.

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

Registration of shares issuable under the Company’s incentive plans may give rise to rescission rights in favor of award recipients.

We have adopted, and from time-to-time have amended, our equity incentive plans pursuant to which we grant equity incentive awards to our employees and directors, and intend to amend our current Omnibus Incentive Plan to increase shares available under that plan at the upcoming meeting of stockholders. Once a plan, or any increase in the shares available under a plan, is approved by our stockholders, the shares issuable under such plan must be registered on a registration statement filed with the SEC. To the extent that we issue awards under our equity incentive plans before such a registration statement is declared effective, employees and directors may have rescission rights with respect to such awards.

Our patent application and other protective measures may not adequately protect our proprietary intellectual property, and we may be infringing on the rights of others.

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

This risk is particularly heightened under the new Presidential administration, because such tax credits and existing trade policy are subject to heightened political scrutiny and uncertainty. The new Presidential administration or changing legislative priorities could materially alter legislation and laws, governmental regulations and policies supporting electric vehicles and climate change programs resulting in a materially adverse effect on our business and growth strategy.

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

In 2019, the Trump administration announced tariffs on goods imported from China. To date imported Chinese natural graphite tariffs total 45%.  This is the result of the U.S. imposed 25% import tariff on Chinese natural and synthetic graphite materials and graphite anodes during 2024, additional 10% tariff on all goods originating from China in February 2025, and the most recent increase of an additional 10% tariff on all goods originating from China during March 2025.   Potential further increase of graphite tariffs may increase up to a level of 920% pending the trade case currently under review by the International Trade Commission, with updates expected in May 2025. Additionally, in December 2023, the U.S. Department of the Treasury and the U.S. Department of Energy released interpretive guidance regarding the scope and application of FEOC-related restrictions in the IRA. Most importantly, the guidance identified the People’s Republic of China as an FEOC. These regulations are important because, starting in 2025, any vehicle whose batteries contain critical minerals – including graphite – that were extracted or processed in any manner, and to any degree, by an FEOC – including China – will be ruled ineligible for the Clean Vehicle Tax credit of $7,500 under section 30D of the Internal Revenue Code. As a result, an FEOC must be excluded from a vehicle battery’s supply chain in order for the vehicle to be eligible for the tax credit. However, reductions or changes to existing tariffs or any material changes to the IRA or related interpretative guidance on FEOC could result in a reduction of demand for our products.

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

Our common stock price has experienced substantial volatility in the past and may remain volatile in the future. During 2024, the sale price of our common stock ranged from a high of $0.86 per share to a low of $0.41 per share. Volatility in our stock price can be driven by many factors including, but not limited to, general market conditions, market conditions in the energy materials industry, announcements that we may make regarding our business plans or strategy, including announcements concerning our anticipated battery-graphite business, the substantial increase in the sale and issuance of shares of our common stock to finance our operations and the accuracy of expectations and predictions of financial analysts and the market as they pertain to our future business prospects. In addition, the price of our common stock may increase or decrease substantially for reasons unrelated to our operating performance or prospects. If our common stock continues to experience substantial price volatility, any shares investors purchase may rapidly lose some or substantially all of their value.

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

In order to finance our future production plans and working capital needs, we may have to raise funds through the issuance of equity or debt securities. Depending on the type and the terms of any financing we pursue, holders of our securities’ rights and the value of their investment in our common stock could be reduced. A financing could involve one or more types of securities including common stock, convertible debt or warrants to acquire common stock. These securities could be issued at or below the then prevailing market price for our common stock. We currently have no authorized preferred stock. In addition, if we issue secured debt securities, the holders of the debt would have a claim to our assets that would be senior to the rights of holders of our other securities until the debt is paid. Interest on these debt securities would increase financing and interest costs and could negatively impact our operating results. If the issuance of new securities results in diminished rights to holders of our common stock, the market price of our common stock could be negatively impacted.

Shareholders would be diluted if we use common stock to raise capital, and the perception that such sales may occur could cause the price of our common stock to fall.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

The Company recognizes the importance of maintaining the trust and confidence of our employees, counterparties and customers.  Our management is actively involved in oversight of our risk management efforts including cybersecurity.  Our policies, standards, and procedures for identifying and managing material risks from cybersecurity threats are integrated into our overall risk management system.

RISK MANAGEMENT AND STRATEGY

The Company stores and transmits data including sensitive and nonpublic data regarding our company, employees, counterparties and customers, among others. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have established physical, electronic, and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. Like many companies, we are the subject of attempts by unauthorized actors to disrupt our operations, access our data, or otherwise cause damage to our technology infrastructure, including through the use of phishing, malware and other attack vectors.

The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber-terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs.

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

In light of the nature of the data at risk and the cyber-related threats faced by the Company, the Company employs an agency-wide cybersecurity detection, protection and prevention program for the protection of the Company’s operations and assets. This program includes cybersecurity protocols and controls, network protection, system monitoring and detection processes, a vendor risk management process, and regular cybersecurity and privacy training for employees.  However, cybersecurity is an evolving landscape, and we are constantly learning from our own experiences as well as the experiences of others, and there can be no assurance that our processes and procedures will be successful in preventing all cybersecurity incidents.

GOVERNANCE

The Company’s Board of Directors is responsible for the oversight of risks related to cybersecurity threats.  Management communicates with the Board of Directors on a regular basis regarding cybersecurity efforts through risk reporting and the development and testing of procedures and exercises for responding to both internal and external cyber threats.

The Company’s Information Technology department, which is headed by the Company’s Information Technology Manager, who maintains a current CompTIA Security+ Continuing Education (CE) Certification and has over 20 years of experience in information security. The Information Technology department is responsible for the Company’s information technology program, including addressing cybersecurity risks, and utilizes specialized vendors to enhance the program.  The Information Technology department assesses the effectiveness of its cybersecurity efforts through ongoing monitoring.

There are no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that the Company believes have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition.

ITEM 2. PROPERTIES

KELLYTON GRAPHITE PLANT

The Kellyton Graphite Plant is located near Kellyton, Alabama and five miles northwest of Alexander City, Alabama. AGP executed a land lease with the Lake Martin Area Industrial Development Authority, providing AGP rights to approximately 70 acres to construct and operate the Kellyton Graphite Plant.  Westwater plans to develop the Kellyton Graphite Plant in two phases (Phases I and II).  Construction activities for Phase I of the Kellyton Graphite Plant began in the fourth quarter of 2021 and are expected to continue in 2025, subject to the Company securing the additional financing needed to complete construction. For more developments of construction items see Item 1, Business.

A plan and design for Phase II is in place at a DFS. The future estimated costs to develop and anticipated production for each phase of the Kellyton Graphite Plant development is based on Westwater’s completed DFS, as optimized for Phase I, and for Phase II.  The estimated economics for both Phase I and Phase II, assume that graphite concentrate will be purchased from a third-party rather than assuming any potential production from the Coosa Graphite Deposit.

Production Pilot Operations

The Company completed its pilot program in 2021 and produced approximately 13 metric tonnes of battery-grade graphite products.  During the pilot scale program, graphite concentrates were purified and converted into advanced battery-grade graphite products.  The majority of the pilot program was performed at contracted laboratories. The purified material was manufactured into our three products, purified micronized graphite, coated spherical purified graphite and delaminated expanded graphite. The results of the pilot program were used to inform the results of the Company’s DFS, and to provide samples to potential customers. The Company continued to operate its pilot program to produce additional product samples for potential customers as needed during 2023.  As a result of the construction of the R&D Lab in 2023 and the new qualification line at the Kellyton Graphite Plant, the Company expects to perform its production for the qualification process on-site in the future.

Project Development Plan

Phase I: After testing and commissioning are completed, the Kellyton Graphite Plant is anticipated to have annual production capacity of approximately 12,500 mt of ULTRA-CSPG™ and 14,000 mt of SG Fines. Graphite concentrate feedstock is anticipated to be supplied from Syrah Resources Limited until at least 2028.

Phase II: Upon completion of Phase II, the Company anticipates annual production capacity of approximately 50,000 mt of ULTRA-CSPG™ and 56,000 mt of SG Fines.

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

General

The Coosa Graphite Deposit is situated in east-central Alabama, near the western end of Coosa County. The Coosa Graphite Deposit is located near the southwestern-most extent of the Alabama Graphite Belt.

The Property

The Coosa Graphite Deposit is comprised of a lease of privately owned mineral rights from a single landowner covering an overall area of approximately 41,965 acres (approximately 65.6 square miles). The various property parcels that comprise the lease are contiguous with each other, except for a few small and isolated parcels that are situated in the far southern part of the project area. The lease has a series of five-year terms (commencing August 1, 2012) that are not to exceed 70 years in total. Under the terms of the lease Alabama Graphite is required to make annual payments of $10,000 for the original lease in order to maintain its property rights. Alabama Graphite is obligated to pay the owner of the mineral estate a net smelter return royalty of 2.00% for any production and sale of graphite, vanadium and other minerals derived from the leased lands. There is a further obligation to pay a 0.50% net smelter return royalty, not to exceed $150,000, and make payments of $100,000 at the time of completion of a “bankable feasibility study” and an additional $150,000 upon completion of “full permitting” of the leased property. These payments are payable to an unaffiliated third-party and as of December 31, 2024, no royalty nor payments, other than the annual payment for property rights, were owed. Other than a temporary access permit that is renewed yearly, the Company does not hold any surface rights in the project area.

Accessibility

Access to the Coosa Graphite Deposit is currently good. The general area of the Coosa Graphite Deposit is accessible from local and regional population centers via a network of paved federal, state and county two-lane highways. Various parts of the project lands are traversed by numerous partially maintained dirt and gravel logging roads.

History

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

Project Geology

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

Project Activities

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

Permitting Status

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

	Mineral Resources as of December 31, 2022 (1)(2)(3)(4)(5)(6)(7)(8)(9)
	Redox	Tonnage	Grade Cg	Contained Cg	Contained Cg	Recovery
Classification	Boundary	(Mst)	(%)	(Mlb)	(000 st)	(%)
	Oxide	9	2.96	555	278
Indicated	Transition	2	2.81	88	44
	Reduced	15	2.85	866	433
Total Indicated		26	2.89	1,509	755	87.4
	Oxide	15	3.07	951	475
Inferred	Transition	4	3.13	254	127
	Reduced	78	3.08	4,792	2,396
Total Inferred		97	3.08	5,997	2,998	87.4

(1)	The S-K 1300 definitions were followed for mineral resources
(2)	Mineral resources are constrained within a Whittle pit shell using a cut-off grade of 1.98% Cg.
(3)	Mineral resources are estimated using a long-term graphite price of US$1,100/st.
(4)	Bulk density ranges from 1.68 t/m3 to 3.03 t/m3 (0.05 st/ft3 to 0.09 st/ft3).
(5)	Mining dilution equals 5.0%.
(6)	Mineral resources are not mineral reserves and do not have demonstrated economic viability.
(7)	Numbers may not sum due to rounding.
(8)	Mineral Resources are 100% attributable to Westwater.
(9)	The point of reference for mineral resources is in-situ.

The estimated base case economics in the IA is based on Indicated (11%) and Inferred (89%) Mineral Resources.  An economic analysis was prepared with a base case using Indicated and Inferred Mineral Resources (the former being 11% of the total and the latter being 89% of the total) which shows positive economics.  The economic analysis contained in the IA is preliminary in nature and is based, in part, on Inferred Mineral Resources that are considered too speculative geologically to have modifying factors applied to them that would enable them to be categorized as Mineral Reserves.  There is no certainty that economic forecasts on which the IA is based will be realized. The following table presents a summary of results for the estimated base case.

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

Only 7 million tons or 11% of the 72.7 million tons in the estimated base case are Indicated Mineral Resources.  As a result, the Qualified Person determined that a stand-alone alternative case with only Indicated Mineral Resource tonnage is not economic using the assumptions and inputs outlined in the estimated base case.

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

The capital and operating cost estimates are based on factored costs from other operations, the Qualified Person’s judgment, and analogy.  The change in the cost basis for this TRS, due to the proposed increase in Cg production rates and the requirement for cost escalation, makes the accuracy, in the Qualified Person’s opinion, an American Association of Cost Engineers (AACE) International Class 5 cost estimate with an accuracy range of -20% to -50% to +30% to +100%..

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

INFRASTRUCTURE

The Company’s carrying value of property, plant and equipment at December 31, 2024 is as follows:

	Net Property, Plant and Equipment at December 31, 2024
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Other property, plant and equipment	5,607	13	5,620
Construction in progress	123,276	—	123,276
Total	$137,855	$13	$137,868

INSURANCE

Our properties are covered by various types of insurance including property and casualty, builder’s risk, liability and umbrella coverage. We have not experienced any material uninsured or under insured losses related to our properties in the past and believe that sufficient insurance coverage is in place.

ITEM 3. LEGAL PROCEEDINGS

DISPUTE WITH FABRICE TAYLOR

On June 29, 2017, Alabama Graphite, two of its former officers and one former director were named as defendants in a lawsuit filed in the Superior Court of Justice in Ontario, Canada and styled Fabrice Taylor v. Alabama Graphite Corp., et. al., CV-17-578049. On November 13, 2024, the Court issued an Order in the proceeding noting that the plaintiff had not brought the action to conclusion or set it down for trial, and accordingly the Court dismissed the action for delay.  No further legal proceedings in this matter are anticipated.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK INFORMATION

Our common stock is traded on the NYSE American Capital Market under the symbol “WWR.” As of March 13, 2025, there were 66 holders of record of our common stock.

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

The Company did not sell any unregistered equity securities during the year ended December 31, 2024. Neither the Company nor any of our affiliated purchasers made any stock repurchases of our equity securities during 2024.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements as of and for the years ended December 31, 2024 and 2023, and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A.

Risk Factors” above and elsewhere in this Annual Report on Form 10-K. See “Cautionary Note Regarding Forward-Looking Statements” above.

INTRODUCTION

Westwater Resources, Inc., originally incorporated in 1977, is an energy technology company focused on developing battery-grade natural graphite materials through its two primary projects, the Kellyton Graphite Plant and the Coosa Graphite Deposit, both located in Coosa County, Alabama. Once operational, Westwater expects the Kellyton Graphite Plant to process natural flake graphite and, based on current studies and estimates, produce 12,500 mt per year of CSPG in Phase I of the Kellyton Graphite Plant, primarily for use in lithium-ion batteries. Westwater also holds mineral rights to explore and potentially mine the Coosa Graphite Deposit, which Westwater anticipates will eventually provide natural graphite flake concentrate to the Kellyton Graphite Plant.

SUMMARY OF RECENT DEVELOPMENTS

Customer Engagement Update

On September 17, 2024, the Company entered into the Fines Offtake Agreement for the supply of the Company’s Graphite Fines material with Hiller Carbon, a leading supplier of pelletized materials to the steel and foundry industries. Pursuant to the terms of the Fines Offtake Agreement, the Company will supply natural Graphite Fines material from its Kellyton Graphite Plant to Hiller Carbon’s plants located within the U.S.  Graphite Fines are produced as a byproduct during the CSPG spherodizing process, one of the processing steps related to producing CSPG, which remains the Company’s main focus. The Company expects Graphite Fines production to be approximately 14,000 mt per year, based on the anticipated annual Phase I CSPG production of 12,500 mt per year, and delivery of the Graphite Fines to Hiller Carbon to occur when the Kellyton Graphite Plant begins production.

On July 17, 2024, the Company entered into the Offtake Agreement with FCA, an electric vehicle manufacturer and part of the Stellantis group of companies.  Under the terms of the Offtake Agreement, FCA will be obligated to purchase CSPG natural graphite anode products (the “Product”) in amounts (the “Annual Offtake Volume”) and at prices described in the Offtake Agreement, upon Westwater providing CSPG in accordance with the terms of the contract.  The anticipated Annual Offtake Volume in 2026 is 10,000 mt of Product, and 15,000 mt of Product in years 2027 through 2031, the final year of the Offtake Agreement.

On February 4, 2024, the Company entered into the Procurement Agreement with SK On.  Pursuant to the terms of the Procurement Agreement, Westwater will supply CSPG natural graphite anode products from its Kellyton Graphite Plant to SK On battery plants located within the U.S. Under the terms of the Procurement Agreement, SK On will be obligated to purchase, on an annual basis, a quantity of CSPG equal to a percentage of the forecasted volume required by SK On (the “Minimum Purchase Amount”), provided that the Minimum Purchase Amount may be increased from time to time by the mutual agreement of the parties, upon Westwater providing CSPG in accordance with the terms of the contract.  The forecasted volume required by SK On in the final year of the Procurement Agreement is 10,000 mt of CSPG.

As a result of entry into the Offtake Agreement with FCA and the Procurement Agreement with SK On, the Company has secured offtake agreements for 100% of its anticipated Phase I production capacity and partially committed a portion of anticipated Phase II production capacity from its Kellyton Graphite Plant during the term of the respective contracts.

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

Kellyton Graphite Plant – Construction and Estimated Cost Update

Westwater has lowered its estimate of Phase I cost to $245 million, down from the previous estimate of $271 million.  This represents a decrease in estimated cost of $26 million, or 9.6%.  During the year, Westwater continued to evaluate its plant design, the construction schedule and the costs related thereto.  The decrease in estimated costs primarily relates to savings as a result of further design optimization and savings in steel, piping and equipment installation. The revised estimate of $245 million includes an 11% contingency and 2% escalation factor on the remaining uncommitted spend.

Construction activities in 2024 consisted of receipt of additional long-lead equipment components and installing equipment and structural steel.  As of the end of the year, micronization (sizing) and spheroidization (shaping) mills were placed in the SPG building and the structural steel work is near completion.  Installation of peripheral support equipment surrounding the micronization and spheroidization mills in the SPG building began during the second half of 2024.  Westwater has constructed and continues to operate its R&D Lab. The R&D Lab allows Westwater to continue product development and optimization with potential customers, and to perform additional quality control tests.  It also affords greater flexibility to optimize future samples in accordance with customer specifications.

Since inception of the project, and inclusive of liabilities as of December 31, 2024, the Company has incurred costs of approximately $122.8 million, net of $1.5 million recoupment of capital costs, related to construction activities for Phase I of the Kellyton Graphite Plant. Refer to Note 5 of the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further details. While the Company has continued construction activities related to Phase I of the Kellyton Graphite Plant during 2024, Westwater has reduced the level of construction activity from anticipated levels, including adjusting the timing of future work, until receipt of the additional funding needed to complete construction of Phase I of the Kellyton Graphite Plant.  Reducing the level of construction activity until financing is secured is expected to impact the overall schedule to complete Phase I of the Kellyton Graphite Plant.  As a result of entry into the Offtake Agreement and Procurement Agreement, we expect to begin production in 2026, subject to securing financing to complete construction of Phase I of the Kellyton Graphite Plant.

Qualification Line Development at Kellyton Graphite Plant

As of December 31, 2024, Westwater has completed construction of its qualification line and started to produce larger bulk samples of CSPG for customer qualification.  Once fully operational and put into service, the qualification line is expected to produce approximately 1 mt per day of CSPG and the samples produced on it will be representative of CSPG mass production at the Kellyton Graphite Plant. The Company expects that the operation of the qualification line will allow Westwater to supply its customers bulk samples of CSPG in 1 to 10 mt batches for cell qualification activities while the Company completes the construction of Phase I of the Kellyton Graphite Plant. The qualification line will also be used to train Westwater’s operations team, which the Company expects will expedite the commissioning and startup of the Kellyton Graphite Plant.

Construction Financing Update

On September 4, 2024, the Company announced that it had executed a term sheet and agreed to exclusivity with the lead, or arranging, lender (a global financial institution) for a $150.0 million secured debt facility, which would be used to complete the construction of Phase I of the Kellyton Graphite Plant. During the fourth quarter, Westwater continued to move through the due diligence and loan documentation processes related to the transaction.  Those processes included hosting lenders at the Kellyton Graphite Plant site in Alabama, completing technical due diligence using an independent third-party engineering firm, completing legal and insurance due diligence using additional firms, and working with legal counsel to prepare and negotiate loan documents. In January of 2025, Westwater announced that it had received investment committee approval from the lead lender, and is working to finalize the overall syndication of the debt facility.  Recently announced policy decisions by the federal government, primarily tariffs, by the U.S., EU, Canada, Mexico, and China have created general market uncertainty in the capital markets, which has negatively impacted the estimated the timing of closing the proposed debt facility.  The Company remains focused on completing the debt facility and will update investors as appropriate.

The progression from signing the term sheet to loan closing is subject to customary agreement on completing the syndication, final due diligence by other potential lenders in the syndication, and final loan conditions and terms. No assurance can be given that the Company will ultimately enter into the secured debt facility, or that financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company.

Coosa Graphite Deposit

Westwater commenced a strategic financing review process for the Coosa Graphite Deposit in the first quarter of 2024. This strategic financing review process seeks to identify investment sources and partners for the Coosa Graphite Deposit, and may include review of strategic investment partners or other strategic transactions.  See Item 2, Properties for more detail on the Coosa Graphite Deposit.

RESULTS OF OPERATIONS

Summary

Our consolidated net loss from continuing operations for the year ended December 31, 2024 was $12.7 million, or $0.22 per share, as compared with a consolidated net loss from continuing operations of $7.8 million, or $0.15 per share for the same period in 2023. The $4.9 million increase in our consolidated net loss from continuing operations was due primarily to the prior year recognition of a gain of $3.1 million related to the legal settlement with the Republic of Turkey and a $1.2 million write-off of estimated uranium royalty liabilities. Additionally, for the year ended December 31, 2024, Westwater recognized a $1.5 million loss on the sale of graphite concentrate and had $1.1 million less interest income on our investment account.  These increases in net loss were partially offset by $1.8 million less product development expenses.

Product Development Expenses

Product development expenses for the year ended December 31, 2024 were $1.2 million, a decrease of $1.8 million compared to the prior year. Product development expenses for the year ended December 31, 2024, related primarily to sample production of battery-grade natural graphite products for evaluation by potential customers. Since the third quarter of 2023, the Company has utilized its in-house R&D Lab for sample processing, resulting in lower costs for each batch of samples produced.

Exploration Expenses

Exploration expenses were less than $0.1 million for the year ended December 31, 2024, a decrease of $0.3 million compared to the prior year. The decrease in exploration expenses was the result of the Company completing its Preliminary Ecological Appraisal (“PEA”) at the Coosa Graphite Deposit in November 2023 and lower personnel costs.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2024, were $10.0 million, an increase of approximately $0.2 million as compared to the prior year. The increase was primarily due to $0.5 million higher stock compensation expense resulting primarily from $0.3 million of stock award forfeitures in the first quarter of 2023, and an increase in the number of stock awards granted in 2024. The impact of the increase in stock compensation expense was partially offset by an upfront $0.2 million advisory fee, which was incurred in the first quarter of 2023.

Mineral Property Expenses

Mineral property expenses were less than $0.1 million for the year ended December 31, 2024, remaining flat compared to the prior year.  These costs include payments to land and surface owners.

Settlement

In the fourth quarter of 2023, the Company realized a $3.1 million gain on the settlement of its arbitration against the Republic of Turkey upon receipt of payment.

Other (Expense) Income, net

Other expense for the year ended December 31, 2024 was $1.2 million, as compared to other income of $2.4 million for the same period in 2023. The $3.6 million change is primarily due to a $1.1 million decrease in interest income resulting from lower average cash balances during the year and a $1.5 million loss on the sale of raw material inventory for the year ending December 31, 2024. Additionally, based on the completion of the voluntary disclosure of unclaimed property in 2023, the Company wrote off estimated uranium royalty liabilities and recognized other income of approximately $1.2 million in the prior year.

FINANCIAL POSITION

Operating Activities

Net cash used in operating activities of $5.8 million for the year ended December 31, 2024, represents a decrease of $5.6 million compared to the same period in 2023.  The decrease in cash used in operating activities was primarily due to $3.6 million of cash collected on sales of raw material inventory in 2024, a decrease in purchases of raw material inventory of $2.4 million, and a decrease in third-party services related to product development of $1.4 million in 2024 compared to 2023. These changes to operating cash flow were partially offset by $3.1 million of cash received by the Company in the fourth quarter of 2023 related to the settlement of its arbitration against the Republic of Turkey and a reduction of interest income of $1.1 million. The remaining change in operating cash flow was primarily due to other changes in working capital of $2.6 million.

Investing Activities

Net cash used in investing activities decreased by $53.7 million for the for the year ended December 31, 2024, as compared to the same period in 2023. The decrease was a result of lower capital expenditures as the Company reduced construction activity while seeking debt financing to fund the remaining construction of Phase I of the Kellyton Graphite Plant. This decrease was slightly offset by $1.5 million of cash received from the sale of an asset during 2024. Refer to Note 5 of the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further details.

Financing Activities

Net cash provided by financing activities decreased by $1.5 million for the year ended December 31, 2024, as compared to the same period in 2023. The decrease was primarily due to lower cash proceeds received related to sales of common stock under the 2020 and 2024 Lincoln Park PAs, the ATM Sales Agreement, and the ATM Offering Agreement, compared to the same period in 2023.

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

The Company has relied on equity and debt financings and asset sales to fund its operations. During the year ended December 31, 2024, and through the date the consolidated financial statements are issued, the Company continued construction activities related to the Kellyton Graphite Plant. However, while the Company has continued certain construction activities related to Phase I of the Kellyton Graphite Plant, those activities have been significantly reduced from anticipated levels until the additional funding needed to complete Phase I of the Kellyton Graphite Plant is in place.  The Company’s construction related contracts include termination provisions at the Company’s election that do not obligate the Company to make payments beyond what is incurred by the third-party service provider through the date of such termination.  In its going concern analysis, the Company considered construction activity and related costs through the date that the consolidated financial statements are issued.  Based on this analysis, the Company’s planned non-discretionary expenditures for one year past the issue date of the consolidated financial statements, exceed the cash on hand as of the date of the consolidated financial statements, excluding funding opportunities and the Company’s current equity facility.

At December 31, 2024, the Company’s cash balances were $4.3 million.  On August 29, 2024, the Company terminated the ATM Offering Agreement with Cantor, and on August 30, 2024, entered into a new ATM Sales Agreement with H.C. Wainwright.  During the year ended December 31, 2024, the Company sold approximately 2.3 million shares of common stock for net proceeds of $1.1 million pursuant to the ATM Offering Agreement with Cantor, and sold 4.8 million shares of common stock for net proceeds of $2.7 million pursuant to the ATM Sales Agreement with H.C. Wainwright.  As of December 31, 2024, the Company has approximately $5.1 million remaining available for future sales under the ATM Sales Agreement with H.C. Wainwright.  On August 30, 2024, the Company entered into the 2024 Lincoln Park PA, pursuant to which Lincoln Park has committed to purchase up to $30.0 million of the Company’s common stock.  During the year ended December 31, 2024, the Company sold approximately 1.0 million shares of common stock for net proceeds of $0.4 million pursuant to the 2024 Lincoln Park PA. As of December 31, 2024, the Company has approximately 9.5 million shares of common stock that are available for future sales pursuant to the 2024 Lincoln Park PA.  See Note 8 of the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further details regarding the Company’s equity financing agreements.

The Company expects to continue to incur losses as a result of costs and expenses related to construction activity and ongoing general and administrative expenses until operations commence at the Kellyton Graphite Plant.  The Company has historically relied and expects to continue to rely on debt and equity financing to fund its operations and business plan. Along with evaluating the continued use of the ATM Sales Agreement and 2024 Lincoln Park PA, the Company is considering other forms of project financing to fund the construction of the Kellyton Graphite Plant, including both Phase I and Phase II. The alternative sources of project financing could include, but are not limited to, project debt, convertible debt, or pursuing a partnership or joint venture. The Company executed a term sheet with the lead, or arranging, lender (a global financial institution) for a secured debt facility and continues to work on completing the syndication of the debt facility.

The progression from signing the term sheet to loan closing is subject to customary agreement on final terms, completing the syndication, final due diligence by other potential lenders in the syndication, and loan conditions. No assurance can be given that the Company will ultimately enter into the secured debt facility, or that financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company. If funds are not available to fund the construction of Phase I of the Kellyton Graphite Plant through the equity capital markets or alternative financing sources, the Company may be required to reduce or severely curtail operations, change its planned business development strategies related to the Coosa Graphite Deposit and Phase I of the Kellyton Graphite Plant, alter the construction and commissioning timeline of Phase I of the Kellyton Graphite Plant, put the construction of Phase I on hold until additional funding is obtained, or seek strategic alternatives.  If the Company is required to abandon construction and development or alter its intended long-term plans related to the Kellyton Graphite Plant, the Company could be required to evaluate the recoverability of its long-lived assets.

While the Company has advanced its business plan and has been successful in the past raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company. Recent volatility in the equity and debt capital markets, rising interest rates, inflation and generally uncertain economic conditions could significantly impact the Company’s ability to access the necessary funding to advance its business plan. On July 3, 2024, the Company filed a new Registration Statement on Form S-3 (the “Registration Statement”), which was declared effective by the SEC on August 29, 2024.  The Company is subject to General Instruction I.B. 6 of Form S-3, which limits the amount that the Company may sell under the Registration Statement.  After giving effect to these limitations and the current public float of our common stock, and after giving effect to the terms of the ATM Offering Agreement with Cantor and the ATM Sales Agreement with H.C. Wainwright, the Company may offer and sell shares of our common stock having an aggregate offering price of up to approximately $5.1 million under the ATM Sales Agreement with H.C. Wainwright as of December 31, 2024.  The Company’s ability to raise additional funds under the ATM Sales Agreement may be further limited by the Company’s market capitalization, share price and trading volume. For additional disclosure, refer to Note 2 of the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

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

Property, Plant and Equipment

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company considers events or changes in circumstances such as, but not limited to, significant negative impacts in the market price or demand of graphite or potential graphite products, a significant adverse change in the extent or manner to which we will use our long-lived asset (or asset group), adverse social or political developments, accumulation of costs over projected budget or accumulation of costs in excess of potential future cash flows of a long-lived asset (or asset group).

Graphite Processing Facilities and Equipment

Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows or upon an estimate of fair value that may be received in an exchange transaction. Future cash flows are estimated based on expected graphite prices, production levels, and operating and capital costs over the estimated useful life of the project. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimate of future cash flows requires significant management judgement and is based on numerous assumptions. Actual future cash flows may be significantly different than the estimates, as actual future quantities of production, future changes in market price or demand of graphite, operating and capital costs, and availability and cost of capital are each subject to significant risks and uncertainties.

Mineral Properties

Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows or upon an estimate of fair value that may be received in an exchange transaction. Future cash flows are estimated based on quantities of recoverable minerals, projected graphite prices, production levels, and operating and capital costs, based upon the projected remaining future graphite or vanadium production. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting unit at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of graphite or vanadium that will be obtained after taking into account losses during processing and treatment. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimate of future cash flows requires significant management judgement and is based on numerous assumptions. Actual future cash flows may be significantly different than the estimates, as actual future quantities of recoverable minerals, future changes in market price or demand of graphite, production levels and operating costs of production and availability and cost of capital are each subject to significant risks and uncertainties.

No indicators of impairment were identified during 2024 nor 2023 and therefore, no impairment was recorded in either year.

Inventory

Inventory consisted of raw material of natural flake graphite concentrate purchased from a non-related third party to be used in the creation of additional samples for potential customers, the testing and commissioning of Phase I of the Kellyton Graphite Plant, and future operations.  The Company values the natural flake graphite concentrate at the lower of cost or net realizable value.  Net realizable value represents the estimated future sales price of the product based on current and long-term graphite prices, less the estimated costs to complete production and bring the product to sale.  Write-downs of the natural flake graphite concentrate to net realizable value are reported as a component of costs applicable to sales.  The Company determines the current portion of inventory, if any, based on the expected amounts to be processed within the next 12 months and utilize the short-term metal price assumption in estimating net realizable value.  Inventory not expected to be processed within the next 12 months, if any, is classified as non-current within other long-term assets and the Company utilizes the long-term metal price assumption in estimating net realizable value.  Costs are removed from raw materials using an average cost basis.

For the year ended December 31, 2024, the Company recognized a $1.0 million write-down of inventory based on the net realizable value of committed sales of raw material inventory.  For the year ended December 31, 2023, there was no write-down of the Company’s inventory.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Westwater Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Westwater Resources, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying (consolidated) financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the consolidated financial statements, since 2009, the Company has not recorded revenues from operations, and as such, is subject to all the risks associated with development stage companies. Management expects to continue to incur cash losses as a result of construction activity at the Kellyton Graphite Plant and general and administrative expenses until operations commence at the Kellyton Graphite Plant. Operations at the Kellyton Graphite Plant are dependent on securing the requisite funding needed to complete construction. The Company’s planned non-discretionary expenditures for one year past the date that these consolidated financial statements are issued, exceed the cash on hand as of the date that these consolidated financial statements are issued, excluding external funding opportunities and the Company’s current equity facility, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the (consolidated) financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Moss Adams LLP

Denver, Colorado

March 20, 2025

We have served as the Company’s auditor since 2017.

WESTWATER RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(expressed in thousands of dollars, except share amounts)

	December 31,	December 31,
	2024	2023
ASSETS

Current Assets:
Cash and cash equivalents	$4,272	$10,852
Prepaid and other current assets	591	762
Total Current Assets	4,863	11,614

Property, plant and equipment, at cost:
Property, plant and equipment	138,581	132,870
Less: Accumulated depreciation	(713)	(470)
Net property, plant and equipment	137,868	132,400
Operating lease right-of-use assets	217	336
Finance lease right-of-use assets	14	20
Other long-term assets	3,395	5,461
Total Assets	$146,357	$149,831

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$9,517	$5,957
Accrued liabilities	2,105	1,696
Operating lease liability, current	134	117
Finance lease liability, current	6	5
Total Current Liabilities	11,762	7,775

Operating lease liability, net of current	86	220
Finance lease liability, net of current	9	15
Other long-term liabilities	1,378	1,378
Total Liabilities	13,235	9,388

Commitments and Contingencies (see note 12)

Stockholders’ Equity:
Common stock, 200,000,000 shares authorized, $0.001 par value
Issued shares - 64,830,081 and 55,387,794, respectively
Outstanding shares - 64,829,920 and 55,387,633, respectively	65	55
Paid-in capital	507,001	501,675
Accumulated deficit	(373,686)	(361,029)
Less: Treasury stock (161 shares), at cost	(258)	(258)
Total Stockholders’ Equity	133,122	140,443

Total Liabilities and Stockholders’ Equity	$146,357	$149,831

The accompanying notes are an integral part of these consolidated financial statements.

WESTWATER RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in thousands of dollars, except share and per share amounts)

	For the Year Ended
	December 31,
	2024	2023
Operating Expenses:
Product development expenses	$(1,177)	$(2,935)
Exploration expenses	(20)	(301)
General and administrative expenses	(9,987)	(9,780)
Mineral property expenses	(35)	(34)
Depreciation and amortization	(249)	(221)
Total operating expenses	(11,468)	(13,271)

Non-Operating (Expense) Income:
Gain on settlement	—	3,100
Other (expense) income, net	(1,189)	2,420
Total other (expense) income	(1,189)	5,520

Net Loss	$(12,657)	$(7,751)

BASIC AND DILUTED LOSS PER SHARE	$(0.22)	$(0.15)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	58,538,139	52,037,463

The accompanying notes are an integral part of these consolidated financial statements.

WESTWATER RESOURCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(expressed in thousands of dollars, except share amounts)

	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances, January 1, 2023	48,405,543	$48	$495,456	(353,278)	$(258)	$141,968
Net loss	—	—	—	(7,751)	—	(7,751)
Common stock issued, net of issuance costs	6,581,205	7	5,490	—	—	5,497
Stock compensation expense and related share issuances, net of shares withheld for the payment of taxes	401,046	—	837	—	—	837
Minimum withholding taxes on net share settlements of equity awards	—	—	(108)	—	—	(108)
Balances, December 31, 2023	55,387,794	$55	$501,675	$(361,029)	$(258)	$140,443
Net loss	—	—	—	(12,657)	—	(12,657)
Common stock issued, net of issuance costs	8,130,874	8	4,102	—	—	4,110
Common stock issued for commitment fees	600,000	1	(1)	—	—	—
Stock compensation expense and related share issuances, net of shares withheld for the payment of taxes	711,413	1	1,325	—	—	1,326
Minimum withholding taxes on net share settlements of equity awards	—	—	(100)	—	—	(100)
Balances, December 31, 2024	64,830,081	$65	$507,001	$(373,686)	$(258)	$133,122

The accompanying notes are an integral part of these consolidated financial statements.

WESTWATER RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in thousands of dollars)

	For the Year Ended December 31,
	2024	2023
Operating Activities:
Net loss	$(12,657)	$(7,751)
Reconciliation of net loss to cash used in operations:
Non-cash lease expense	120	128
Depreciation and amortization	249	221
Write-down of raw material inventory	964	—
Stock compensation expense	1,326	837
Uranium royalties write-off	—	(1,150)
Effect of changes in operating working capital items:
Decrease (increase) in other long-term assets	2,744	(3,306)
Decrease in prepaids and other current assets	171	130
Increase (decrease) in payables and accrued liabilities	1,269	(539)
Net Cash Used In Operating Activities	(5,814)	(11,430)

Investing Activities:
Capital expenditures	(6,146)	(58,295)
Proceeds from sale of assets	1,508	—
Net Cash Used In Investing Activities	(4,638)	(58,295)

Financing Activities:
Payment of debt issuance costs	(132)	—
Issuance of common stock, net of issuance costs	4,110	5,497
Payment of minimum withholding taxes on net share settlements of equity awards	(100)	(108)
Payments on finance lease liabilities	(6)	(8)
Net Cash Provided By Financing Activities	3,872	5,381

Net decrease in Cash and Cash Equivalents	(6,580)	(64,344)
Cash and Cash Equivalents, Beginning of Period	10,852	75,196
Cash and Cash Equivalents, End of Period	$4,272	$10,852

Supplemental Cash Flow Information
Non-cash right-of-use asset obtained in exchange for operating lease liability	—	377
Non-cash right-of-use asset obtained in exchange for finance lease liability	—	28
Accrued capital expenditures (at end of period)	6,382	5,309
Accrued debt issuance costs (at end of period)	1,510	—
Total Supplemental Cash Flow Information	$7,892	$5,714

The accompanying notes are an integral part of these consolidated financial statements.

1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Westwater Resources, Inc., originally incorporated in 1977, is an energy technology company focused on developing battery-grade natural graphite materials since its acquisition of Alabama Graphite in 2018. Alabama Graphite holds mineral rights to explore and potentially mine the Coosa Graphite Deposit. During 2024, AGP, a wholly owned subsidiary of Westwater Resources, continued construction activities related to Phase I of the Kellyton Graphite Plant.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) and include the accounts of Westwater Resources, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates included in the preparation of the financial statements are related to estimates of recoverable inventories; write-down of inventory; contingent liabilities; stock-based compensation and asset impairment, including estimates used to derive future cash flows or market value associated with those assets.  As of December 31, 2023, the Company updated their accounting estimate of accrued uranium royalties.  Based on the completion of the voluntary disclosure of unclaimed property, the Company has determined that the probability of these accrued uranium royalty liabilities becoming payable was remote and therefore wrote off the estimated liability and recognized a gain to other income of $1.2 million for the year ended December 31, 2023.

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations. The Company’s chief operating decision maker (“CODM”) is the President & Chief Executive Officer. For further information related to segment reporting, see Note 13 to these consolidated financial statements.

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

Inventory

Inventory consists of raw material of natural flake graphite as of December 31, 2024 and 2023.  The Company values the natural flake graphite concentrate at the lower of cost or net realizable value.  Net realizable value represents the estimated future sales price of the product based on current and long-term graphite prices, less the estimated costs to complete production and bring the product to sale.  For sales of raw material inventory that will not be processed, the net realizable value is the contracted sales price.  Write-downs of the natural flake graphite concentration to net realizable value are reported as a component of costs applicable to sales or as a component of other (expense) income if related to the sale of raw material inventory.  The Company reviews and evaluates the net realizable value and obsolescence on an annual basis or more frequently when events or changes in circumstances indicate that the related net realizable amounts may be lower than cost.  The Company determines the current portion of inventory, if any, based on the expected amounts to be processed within the next 12 months and utilizes the short-term metal price assumption in estimating net realizable value.  Inventory not expected to be processed within the next 12 months, if any, is classified as non-current within other long-term assets and the Company utilizes the long-term metal price assumption in estimating net realizable value.  Costs are removed from raw materials using an average cost basis.

For further information related to inventory during the year ended December 31, 2024 and 2023, see Note 4 to these consolidated financial statements.

Accounting for Government Grants

U.S. GAAP does not contain authoritative accounting standards for incentives and grants provided by governmental entities to a for-profit entity. Absent authoritative accounting standards, interpretative guidance issued and commonly applied by financial statement preparers allows for the selection of accounting policies amongst acceptable alternatives.

On July 23, 2021, AGP entered into a land lease with the Lake Martin Area Industrial Development Authority. The lease provides AGP rights to approximately 70 acres to construct and operate its commercial graphite processing facility in Coosa County, Alabama. The lease has a term of 10-years, a nominal lease payment, and transfer of title to AGP at the end of the lease term. Further, the lease provides AGP the option to purchase the land for a nominal amount during the term of the lease. The lease is accounted for by the Company as a government grant; whereby the Company realized the fair value of the land of $1.4 million as an increase to “Property, plant, and equipment” with a corresponding obligation recorded in “Other long-term liabilities” in the consolidated balance sheet at December 31, 2024.  The $1.4 million recognized represents the fair value of the land at the time of lease inception in 2021. The land represents a non-depreciable asset on the Company’s consolidated balance sheet. The corresponding obligation recorded in “Other long-term liabilities” on the consolidated balance sheet will be amortized to other income over the life of the Kellyton Graphite Plant once placed in service.

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

Asset Impairment

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company considers events or changes in circumstances such as, but not limited to, significant negative impacts in the market price or demand of graphite or potential graphite products, a significant adverse change in the extent or manner to which the Company will use its long-lived asset (or asset group), adverse social or political developments, accumulation of costs over projected budget or accumulation of costs in excess of potential future cash flows of a long-lived asset (or asset group).

Graphite Processing Facilities and Equipment

Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows or upon an estimate of fair value that may be received in an exchange transaction. Future cash flows are estimated based on expected graphite prices, production levels, and operating and capital costs over the estimated useful life of the project. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimate of future cash flows requires significant management judgement and is based on numerous assumptions. Actual future cash flows may be significantly different than the estimates, as actual future quantities of production, future changes in market price or demand of graphite, operating and capital costs, and availability and cost of capital are each subject to significant risks and uncertainties.

Mineral Properties

Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows or upon an estimate of fair value that may be received in an exchange transaction. Future cash flows are estimated based on quantities of recoverable minerals, projected graphite prices, production levels, and operating and capital costs, based upon the projected remaining future graphite or vanadium production. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting unit at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of graphite or vanadium that will be obtained after taking into account losses during processing and treatment. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimate of future cash flows requires significant management judgement and is based on numerous assumptions. Actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, future changes in market price or demand of graphite, production levels and operating costs of production and availability and cost of capital are each subject to significant risks and uncertainties.

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

Recurring Fair Value Measurements

The following tables set forth the Company’s assets measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2024 and 2023.  In accordance with U.S. GAAP, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The carrying amounts of certain financial instruments, including cash and accounts payable approximate fair value due to their short maturities.  Consequently, such financial instruments are not included in the following tables.

	December 31, 2024
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current assets
Cash equivalent:
Money market account	$3,675	$—	$—	$3,675
Total current assets recorded at fair value	$3,675	$—	$—	$3,675

	December 31, 2023
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current assets
Cash equivalent:
Money market account	$10,424	$—	$—	$10,424
Total current assets recorded at fair value	$10,424	$—	$—	$10,424

Non-recurring Fair Value Measurements

There were no assets or liabilities recognized at fair value on a non-recurring basis by level as of December 31, 2024 and 2023.

Loss Per Share

Basic loss per share is computed using the weighted-average number of shares outstanding during the period. As the Company recorded a net loss for the years ended December 31, 2024 and 2023, diluted loss per share is not presented as the effect on the basic loss per share would be anti-dilutive. At December 31, 2024 and 2023, the Company had 4,739,984 and 2,197,884, respectively, in potentially dilutive securities.

Product Development Expenses

Product development expenses for the years ended December 31, 2024 and 2023, were $1.2 million and $2.9 million, respectively. Product development costs for the years ended December 31, 2024 and 2023, primarily relate to continued product development, product optimization costs, and continued sample production of battery-grade natural graphite products for evaluation by customers, and potential customers.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” (“ASU 2023-07”) which is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements.  The adoption of ASU 2023-07 did not result in a material impact to our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”) which is effective for interim and annual periods beginning after December 15, 2022. ASU 2016-13 changed how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies are required to estimate lifetime expected credit losses and recognize an allowance against the related instruments. For available for sale debt securities, companies are required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. This update results in earlier recognition of losses and impairments. The adoption of ASU 2016-13 did not result in a material impact to our consolidated financial statements.

In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to ASC 326, Financial Instruments – Credit Losses,” (“ASU 2018-19”) which is effective for interim and annual periods beginning after December 15, 2022, and clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases are accounted for in accordance with ASC 842, Leases. The adoption of ASU 2018-19 did not result in a material impact to our consolidated financial statements.

In July 2023, the FASB issued ASU 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement – Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation – Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 – General Revision of Regulation S-X: Income or Loss Applicable to Common Stock.” These updates were immediately effective and did not have a material impact on our consolidated financial statements.

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

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements – Amendments to Remove References to the Concept Statements” (“ASU 2024-02”). ASU 2024-02 contains amendments to the FASB Accounting Standards Codification that remove references to various FASB Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company has evaluated the potential impact of adopting this guidance and expects minimal impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU 2023-09”) which is intended to enhance the transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments require that on an annual basis, entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments require that entities disclose additional information about income taxes paid as well as additional disclosures of pretax income and income tax expense, and remove the requirement to disclose certain items that are no longer considered cost beneficial or relevant. ASU 2023-09 will be effective for annual periods beginning after December 15, 2025.  This update will be effective beginning January 1, 2026, and the Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

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

The consolidated financial statements of the Company have been prepared on a “going concern” basis, which means that the continuation of the Company is presumed even though events and conditions exist that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern because it is possible that the Company will be required to adversely change its current business plan or may be unable to meet its obligations as they become due within one year after the date that these consolidated financial statements are issued.  The Company last recorded revenue from operations in 2009, and as such, Westwater is subject to all the risks associated with a development stage company.

Management considered the following events and conditions in its going concern analysis. As of December 31, 2024, current liabilities exceeded current assets.  Further, the Company last recorded revenue from operations in 2009. The Company expects to continue to incur cash losses as a result of construction activity at the Kellyton Graphite Plant and general and administrative expenses until operations commence at the Kellyton Graphite Plant.  If financing is not available to fund the construction of Phase I of the Kellyton Graphite Plant through equity and debt capital markets or alternative financing sources, the Company may be required to reduce or severely curtail operations, change its planned business development strategies related to the Coosa Graphite Deposit and Phase I of the Kellyton Graphite Plant, alter the construction and commissioning timeline of Phase I of the Kellyton Graphite Plant, put the construction of Phase I of the Kellyton Graphite Plant on hold until additional funding is obtained, or seek strategic alternatives.  If the Company is required to abandon construction and development or alter its intended long-term plans related to the Kellyton Graphite Plant, the Company could be required to evaluate the recoverability of its long-lived assets.

Since 2009, the Company has relied on equity financings, debt financings and asset sales to fund its operations. During the year ended December 31, 2024, and through the date the consolidated financial statements are issued, the Company continued certain construction activities related to the Kellyton Graphite Plant.  However, those certain construction activities have been significantly reduced from anticipated levels until the additional funding needed to complete Phase I of the Kellyton Graphite Plant is in place. The Company’s construction related contracts include termination provisions at the Company’s election that do not obligate the Company to make payments beyond what is incurred by the third-party service provider through the date of such termination.  In its going concern analysis, the Company considered the construction activity and related costs through the date the consolidated financial statements are issued.  Based on this analysis and excluding potential external funding opportunities and the Company’s current equity facilities, the Company’s planned non-discretionary expenditures for one year past the issue date of these consolidated financial statements exceed the cash on hand as of the date of these consolidated financial statements.

At December 31, 2024, the Company’s cash balances were $4.3 million.  On August 29, 2024, the Company terminated the ATM Offering Agreement with Cantor, and on August 30, 2024, entered into a new ATM Sales Agreement with H.C. Wainwright.  During the year ended December 31, 2024, the Company sold approximately 2.3 million shares of common stock for net proceeds of $1.1 million pursuant to the ATM Offering Agreement with Cantor, and sold 4.8 million shares of common stock for net proceeds of $2.7 million pursuant to the ATM Sales Agreement with H.C. Wainwright.  As of December 31, 2024, the Company has approximately $5.1 million remaining available for future sales under the ATM Sales Agreement with H.C. Wainwright.  On August 30, 2024, the Company entered into the 2024 Lincoln Park PA, pursuant to which Lincoln Park has committed to purchase up to $30.0 million of the Company’s common stock.  During the year ended December 31, 2024, the Company sold approximately 1.0 million shares of common stock for net proceeds of $0.4 million pursuant to the 2024 Lincoln Park PA. As of December 31, 2024, the Company has approximately 9.5 million shares of common stock that are available for future sales pursuant to the 2024 Lincoln Park PA.  See Note 8 for further details regarding the Company’s equity financing agreements.

While the Company has advanced its business plan and has been successful in the past raising funds through equity financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company. Recent volatility in the equity and debt capital markets, rising interest rates, inflation, electric vehicle production and adoption rates, generally uncertain economic conditions and regulatory policy and enforcement, and unstable geopolitical conditions could significantly impact the Company’s ability to access the necessary funding to advance its business plan. On July 3, 2024, the Company filed a new Registration Statement on Form S-3 (the “Registration Statement”), which was declared effective by the SEC on August 29, 2024.  The Company is subject to General Instruction I.B. 6 of Form S-3, which limits the amount that the Company may sell under the Registration Statement.  After giving effect to these limitations and the current public float of our common stock, and after giving effect to the terms of the ATM Offering Agreement with Cantor and the ATM Sales Agreement with H.C. Wainwright, the Company may offer and sell shares of our common stock having an aggregate offering price of up to approximately $5.1 million under the ATM Sales Agreement with H.C. Wainwright as of December 31, 2024.  The Company’s ability to raise additional funds under the ATM Sales Agreement may be further limited by the Company’s market capitalization, share price and trading volume.

When considering the above events and conditions in the aggregate, the Company believes such events and conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

3.   PREPAID AND OTHER CURRENT ASSETS

As of December 31, 2024 and 2023, the Company had the following components within “Prepaid and other current assets”.

	December 31,	December 31,
(thousands of dollars)	2024	2023
Prepaid and other current assets:
Graphite flake inventory	$460	$—
Prepaid insurance	90	663
Other current assets	41	99
Total prepaid and other current assets	$591	$762

As of December 31, 2024, inventory represents raw material inventory that is under contract to be sold within the next twelve months and for product sample production within the next twelve months.  Refer to Note 4 for further details.

4.   INVENTORY

Inventory consisted of raw material of natural flake graphite concentrate provided by a third-party vendor totaling $0.5 million and $4.8 million as of December 31, 2024 and 2023, respectively.  At December 31, 2024, $0.3 million of raw material inventory was under contract to be sold and $0.2 million of raw material inventory will be used to produce samples within the next twelve months.  The full balance of inventory as of December 31, 2024, is included in the “Prepaid and other current assets” line item on the Consolidated Balance Sheets.  At December 31, 2023, the inventory balance was within the “Other long-term assets” line item on the Consolidated Balance Sheets.  For the year ended December 31, 2024, the Company recognized a $1.0 million write-down of inventory based on the net realizable value of committed sales of raw material inventory.  For the year ended December 31, 2023, there was no write-down of the Company’s inventory.

5.	PROPERTY, PLANT AND EQUIPMENT

	Net Book Value of Property, Plant and Equipment at December 31, 2024
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Other property, plant and equipment	5,607	13	5,620
Construction in progress	123,276	—	123,276
Total	$137,855	$13	$137,868

	Net Book Value of Property, Plant and Equipment at December 31, 2023
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Other property, plant and equipment	5,845	18	5,863
Construction in progress	117,565	—	117,565
Total	$132,382	$18	$132,400

Construction in Progress

Construction in progress represents assets that are not ready for service or are in the construction stage. Assets are depreciated based on the estimated useful life of the asset once it is placed in service.

As part of Westwater’s design optimization of the Kellyton Graphite Plant, the Company determined a component of the asset group could be sold.  The cash proceeds received totaled $1.5 million and are included within the Investing Activities section of the Condensed Consolidated Statements of Cash Flows for the year ended December 31, 2024.  As this asset was a component of the larger asset group and in accordance with ASC 360, “Property, Plant, and Equipment” guidance, the Company did not recognize a triggering event for impairment.

Impairment of Property, Plant and Equipment

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  For the years ended December 31, 2024 and 2023, no indicators of impairment were identified and therefore, no impairment charges were recorded on the Company’s assets. As discussed in Note 2, if the Company is required to abandon construction and development or alter its intended long-term plans related to the Kellyton Graphite Plant, the Company could be required to evaluate the recoverability of its long-lived assets.

6. LEASES

The Company determines if a contractual arrangement represents or contains a lease at inception.  The Company’s lease portfolio consists of an operating lease for the corporate office in Centennial, Colorado (the “office lease”) and other small operating and finance leases for office equipment in the Alabama office.  In May 2023, the office lease was extended for an additional three years, effective August 2023.  The Company accounted for the lease extension as a lease modification.  The office lease includes an option to extend the lease term for an additional three years, however, the renewal option and any option to terminate is not reasonably certain as of December 31, 2024.  Under our office lease, a component of our payment is to cover our proportion of the building’s operating expenses. Because these amounts are related to common area maintenance of the leased space, they are considered a non-lease component and are not included in the measurement of the right-of-use asset and related lease liability, but rather expensed in the period incurred.

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

The components of lease expense were as follows:

	For the Year Ended
	December 31,
(thousands of dollars)	2024	2023
Operating lease cost	$150	$154
Finance lease cost
Amortization of right-of-use assets	6	8
Interest on lease liabilities	1	1
Total finance lease cost	7	9

Variable lease costs	25	21

Short-term lease costs	33	111

Lease cost	$215	$295

Supplemental cash flow information related to leases was as follows:

	For the Year Ended
	December 31,
(thousands of dollars)	2024	2023
Cash paid for amounts included in lease liabilities:
Operating cash flows from operating leases	$117	$131
Operating cash flows from finance leases	$1	$1
Financing cash flows from finance leases	$6	$8

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	Operating Leases	Finance Leases
Weighted average remaining lease term (in years)	1.6	2.5

Weighted average discount rate	11.8%	3.0%

Maturities of lease liabilities are as follows:

Lease Payments by Year
(in thousands)	Operating Leases	Finance Leases
2025	$150	$6
2026	88	6
2027	—	3
Total lease payments	238	15
Less imputed interest	(18)	—
Total	$220	$15

As of December 31, 2024, the Company has $0.2 million in right-of-use assets and $0.2 million in related lease liabilities ($0.1 million of which is current). The most significant operating lease is for its corporate office in Centennial, Colorado, with $0.2 million remaining in undiscounted cash payments through the end of the lease term in 2026.

As of December 31, 2024, the Company has entered into certain leases that have not yet commenced.  Each of the leases relate to equipment to be used at the Kellyton Graphite Plant with lease terms of 5 years, which we expect to commence when we begin operations and take possession of the equipment. The net present value of such leases is $1.2 million.

7.	ACCRUED LIABILITIES

Accrued liabilities on the balance sheet as of December 31, 2024 and 2023 consisted of:

	December 31,
(thousands of dollars)	2024	2023
Accrued compensation	$1,329	$931
Accrued legal fees	387	32
Liabilities related to Company insurance	50	610
Other accrued liabilities	339	123
Accrued liabilities	$2,105	$1,696

8.	STOCKHOLDER’S EQUITY

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

Since entering into the ATM Sales Agreement and as of December 31, 2024, the Company sold 4.8 million shares of common stock for net proceeds of $2.7 million pursuant to the ATM Sales Agreement.

Sales made under the ATM Sales Agreement are made pursuant to the prospectus supplement filed August 30, 2024, pursuant to Rule 424(b)(5), which registered for sale up to a total of $8,050,000 of the Company’s common stock as a takedown off the Registration Statement, which was filed on July 3, 2024, and was declared effective by the SEC on August 29, 2024. The Company is subject to General Instruction I.B.6 of Form S-3, which limits the amounts that the Company may sell under the Registration Statement. After giving effect to these limitations and the current public float of its common stock, and after giving effect to the terms of the ATM Offering Agreement with Cantor and the ATM Sales Agreement with H.C. Wainwright, the Company may offer and sell shares of common stock having an aggregate offering price of up to approximately $5.1 million under the ATM Sales Agreement with H.C. Wainwright as of December 31, 2024.

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

During the year ended December 31, 2024, the Company sold 2.3 million shares of common stock for net cash proceeds of $1.1 million pursuant to the ATM Offering Agreement. During the year ended December 31, 2023, the Company sold approximately 5.7 million shares of common stock for net cash proceeds of $4.7 million pursuant to the ATM Offering Agreement with Cantor.

August 2024 Purchase Agreement with Lincoln Park Capital, LLC

On August 30, 2024, the Company entered into the 2024 Lincoln Park PA and the 2024 Lincoln Park Registration Rights Agreement, pursuant to which Lincoln Park has committed to purchase up to $30.0 million of the Company’s common stock.

Under the terms and subject to the conditions of the 2024 Lincoln Park PA, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $30.0 million of the Company’s common stock. Sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 24-month period commencing on October 18, 2024 (the

“Commencement Date”). The Registration Statement on Form S-1 registering for resale the shares of common stock issuable pursuant to the 2024 Lincoln Park PA was declared effective by the SEC on October 11, 2024, and a related final prospectus was filed on October 18, 2024, pursuant to Rule 424(b)(3).

After the Commencement Date under the 2024 Lincoln Park PA, the Company may direct Lincoln Park to purchase up to 150,000 shares of common stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 200,000 shares, provided that the closing sale price of the common stock is not below $0.50 on the purchase date; (ii) the Regular Purchase may be increased to up to 250,000 shares, provided that the closing sale price of the common stock is not below $0.75 on the purchase date; and (iii) the Regular Purchase may be increased to up to 300,000 shares, provided that the closing sale price of the common stock is not below $1.00 on the purchase date (all of which share and dollar amounts shall be appropriately proportionately adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction as provided in the 2024 Lincoln Park PA). In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. The purchase price per share for each such Regular Purchase will be based off of an agreed upon fixed discount to the prevailing market prices of the Company’s common stock immediately preceding the time of sale. In addition to Regular Purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases at such times and subject to the limitations set forth in the 2024 Lincoln Park PA.

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

During the year ended December 31, 2024, the Company sold approximately 1.0 million shares of common stock for net proceeds of $0.4 million pursuant to the 2024 Lincoln Park PA. As of December 31, 2024, the Company has approximately 9.5 million shares of common stock that are available for future sales, subject to the limitations noted above,  pursuant to the 2024 Lincoln Park PA.

December 2020 Purchase Agreement with Lincoln Park

On December 4, 2020, the Company entered into the 2020 Lincoln Park PA with Lincoln Park to place up to $100.0 million or 16 million shares in the aggregate of the Company's common stock on an ongoing basis when required by the Company over a term of 36 months. As of December 31, 2023, the 2020 Lincoln Park PA has expired by its terms.

During the year ended December 31, 2023, pursuant to the 2020 Lincoln Park PA, the Company sold approximately 0.9 million shares of common stock for net cash proceeds of $0.8 million. These shares were sold pursuant to a prospectus supplement filed on December 4, 2020, and in accordance with Rule 424(b)(5) as a takedown off the Company’s shelf registration statement, which had been declared effective by the SEC on December 1, 2020.

9.	STOCK BASED COMPENSATION

Stock-based compensation awards consist of stock options, restricted stock units and bonus shares issued under the Company’s equity incentive plans, which include the 2013 Plan and Inducement Plan.

The Company’s stockholders approved amendments to the 2013 Plan to increase the authorized number of shares of common stock available and reserved for issuance under the 2013 Plan by 1,500,000 shares on May 10, 2023, and by an additional 3,000,000 shares on May 30, 2024.

Under the 2013 Plan, the Company may grant awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to eligible persons. Equity awards under the 2013 Plan are granted from time to time at the discretion of the Compensation Committee of the Board (the “Committee”), with vesting periods and other terms as determined by the Committee with a maximum term of 10 years. The 2013 Plan is administered by the Committee, which can delegate the administration to the Board, other committees or to such other officers and employees of the Company as designated by the Committee and permitted by the 2013 Plan.  As of December 31, 2024, 100,003 shares were available for future issuances under the 2013 Plan.

The Inducement Plan provides for the grant of equity-based awards, including restricted stock units, restricted stock, performance shares and performance units.  Under the Inducement Plan, the Company may grant equity awards for the sole purpose of recruiting and hiring new employees.  As of December 31, 2024, 114,429 shares were available for future issuances under the Inducement Plan.

The Company has elected to account for forfeitures as they occur rather than estimating forfeitures.  Expense associated with an award that is forfeited or does not meet the performance obligation prior to vesting will be reversed accordingly.  For the years ended December 31, 2024 and 2023, the Company recorded stock-based compensation expense of $1.3 million and $0.8 million, respectively. Stock compensation expense is recorded in general and administrative expenses.

Stock Options

Stock options are valued using the Black-Scholes option pricing model on the date of grant. The Company accounts for forfeitures upon occurrence.

The following table summarizes stock options outstanding and changes during the years ended December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Stock options outstanding at beginning of period	424,826	$2.66	356,296	$5.06
Granted	224,519	0.49	117,637	1.01
Canceled or forfeited	—	—	(49,107)	16.07
Stock options outstanding at end of period	649,345	1.91	424,826	2.66
Stock options exercisable at end of period	424,826	$2.66	307,189	$3.29

The weighted average remaining term for stock options outstanding as of December 31, 2024, is approximately 7.7 years.

The following table summarizes assumptions used to assess the fair value of stock options granted during the years ended December 31, 2024 and 2023:

	Years ended December 31,
	2024	2023
Expected volatility	100%	99%
Expected term of options (years)	6	6
Expected dividend rate	—	—
Risk-free interest rate	4.63%	3.51%
Weighted-average grant-date fair value	$0.39	$0.81

As of December 31, 2024, the Company had less than $0.1 million of unrecognized compensation costs related to non-vested stock options that will be recognized over a period of approximately five months.

Restricted Stock Units

RSUs are granted with vesting conditions determined by the Committee.  Vesting conditions may include criteria such as time-based, performance-based, and/or a total shareholder return market condition.  RSUs are valued at the fair value of the award on the date of grant, which is typically based on the closing share price of the Company’s common stock on the date of grant. The final number of shares issued under performance-based RSUs is generally based on the Company’s prior year performance as determined by the Committee at each vesting date, and the valuation of such awards assumes full satisfaction of applicable vesting criteria.  The Company accounts for forfeitures upon occurrence.

The following table summarizes RSU activity for the years ended December 31, 2024 and 2023:

	December 31,		December 31,
	2024		2023
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	RSUs	Fair Value	RSUs	Fair Value
Unvested RSUs at beginning of period	1,773,058	$1.03	1,207,872	$1.40
Granted	3,235,731	0.49	1,516,091	0.99
Forfeited/Expired	(6,784)	3.93	(432,587)	1.67
Vested	(911,366)	1.03	(518,318)	1.16
Unvested RSUs at end of period	4,090,639	$0.60	1,773,058	$1.03

As of December 31, 2024, the Company had $0.6 million of unrecognized compensation costs related to non-vested RSUs that will be recognized over a period of approximately 2 years.

10.	OTHER (EXPENSE) INCOME, NET

	For the Year Ended
	December 31,
(thousands of dollars)	2024	2023
Other (expense) income:
Sales of raw material inventory	$3,566	$85
Costs related to sales of raw material inventory	(4,070)	(127)
Write-down of raw material inventory	(964)	—
Uranium royalties write-off	—	1,150
Interest income	276	1,348
Foreign exchange loss	(4)	(46)
Other income	7	10
Total other (expense) income, net	$(1,189)	$2,420

As part of Westwater’s design optimization of the Kellyton Graphite Plant, the Company determined that while it can utilize its current raw material graphite flake in inventory, a different size of natural graphite flake results in a better yield of CSPG, is more cost effective, and does not negatively impact finished product performance. As a result, the Company has entered into agreements to sell a portion of its raw material inventory. Sales of raw material inventory are recognized upon shipment. Because the Kellyton Graphite Plant is not currently operational and these agreements are not entered into in the Company’s ordinary course of business activities, the Company does not recognize these agreements as revenue under ASC Topic 606, “Revenue from Contracts with Customers”. For the year ended December 31, 2024 and 2023, the Company recognized sales of raw material inventory of $3.6 million and $0.1 million, respectively, and related offsetting expenses of $4.1 million and $0.1 million, respectively.

During the year ended December 31, 2024, the Company recognized a write-down of inventory of $1.0 million to recognize the lower of cost or net realizable value related to raw material inventory that is under contract to be sold. For the year ended December 31, 2023, there was no write-down of the Company’s inventory. Refer to Note 4 for further details.

During the fourth quarter of 2023, the Company completed a voluntary disclosure of unclaimed property, which included a review of the historical accrued uranium royalties related to the Company’s former uranium business. Upon completion of the review by the state authority, it was concluded that the accrued uranium royalties were not owed or escheatable to the state.  Based on the completion of the voluntary disclosure of unclaimed property, the Company has determined that the probability of these estimated uranium royalty liabilities becoming payable is remote and therefore wrote off the estimated liability and recognized other income of $1.2 million for the year ended December 31, 2023.

As of December 31, 2024 and 2023, the Company recognized interest income of $0.3 million and $1.3 million, respectively, in its investment account.

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

The Company’s future tax assets and liabilities at December 31, 2024 and 2023, include the following components:

	December 31,
	2024	2023

	(thousands of dollars)
Deferred tax assets:
Non‑Current:
Net operating loss carryforwards	$26,939	$24,228
Capital loss carryforwards	22,501	22,508
Mineral properties	1,586	1,759
Capitalized joint venture costs	3,725	3,725
Fixed assets	1,912	1,916
Capitalized transaction costs	1,145	1,144
Share based compensation	186	98
Accrued compensation	248	5
Other	148	93
Deferred tax assets	58,390	55,476
Valuation allowance	(58,331)	(55,387)
Net deferred tax assets	59	89

Deferred tax liabilities:
Non‑Current:
Other	(59)	(89)
Deferred tax liabilities	(59)	(89)

Net deferred tax asset (liability)	$—	$—

The composition of the valuation allowance by tax jurisdiction is summarized as follows:

	December 31,
	2024	2023

	(thousands of dollars)
United States	$49,768	$46,663
Australia	4,638	4,792
Turkey	3,925	3,932
Total valuation allowance	$58,331	$55,387

The valuation allowance increased $2.9 million from the year ended December 31, 2023, to the year ended December 31, 2024. There was an increase in the net deferred tax assets, net operating loss carryforwards (“NOLs”), equity-based compensation and exploration spending on mineral properties.

In December 2017, the United States enacted comprehensive tax reform legislation known as the “Tax Cuts and Jobs Act” that, among other things, reduces the U.S. Federal corporate income tax rate from 35% to 21% and implements a territorial tax system, but imposes an alternative ‘base erosion and anti-abuse tax’ (‘BEAT’), and incremental tax on global intangible low tax foreign income (‘GILTI’) effective January 1, 2018. The Company has selected an accounting policy with respect to both the new BEAT and GILTI rules to compute the related taxes in the period the Company became subject to these rules. There were no inclusions of either taxes during the year ended December 31, 2024.

Because the Company does not believe it is more likely than not that the net deferred tax assets will be realized, the Company continues to record a 100% valuation against the net deferred tax assets.

At December 31, 2024, the Company had U.S. net operating loss carryforwards of approximately $279.8 million which expire from 2025 to indefinite availability. As a result of the Tax Cuts and Jobs Act of 2017, U.S. net operating losses generated in years ending after 2017 have an indefinite carryforward rather than the previous 20-year carryforward. This does not impact losses incurred in years ended in 2017 or earlier. At December 31, 2024, the Company had U.S. capital loss carryforwards of approximately $106.1 million, which expire in 2025 if not utilized. In addition, at

December 31, 2024, the Company had Australian net operating loss carryforwards of $14.7 million, including approximately $13.3 million associated with the purchase of our Turkish assets which are available indefinitely, subject to continuing to meet relevant statutory tests. In Turkey, the Company had net operating loss carryforwards of approximately $0.2 million, which expire from 2025 to 2029.

Federal and state laws impose substantial restrictions on the utilization of NOL carryforwards in the event of an ownership change for income tax purposes, as defined in Section 382 of the Internal Revenue Code (“IRC”). Pursuant to IRC Section 382, annual use of the Company’s NOL carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period.   Following the issuance of the Company’s common stock in 2001, the Neutron merger in 2012, the Anatolia transaction in 2015 and the Alabama Graphite acquisition in 2018, the ability to utilize the net operating loss carryforwards will be severely limited on an annual and aggregate basis.  A formal Section 382 study would be required to determine the actual allowable usage of U.S. net operating loss carryforwards.  However, it is possible that past ownership changes will result in the inability to utilize a significant portion of the Company’s NOL carryforward that was generated prior to any change of control.  The Company’s ability to use its remaining NOL carryforwards may be further limited if the Company experiences an IRC Section 382 ownership change in connection with future changes in the Company’s stock ownership.  Based on information currently available, the Company currently estimates that $201.6 million of the U.S. net operating losses will not be able to be utilized and have reduced the Company’s deferred tax asset accordingly. This resulted in a decrease in the valuation allowance.

For financial reporting purposes, loss from operations before income taxes consists of the following components:

	For the year ended December 31,
	2024	2023

	(thousands of dollars)
United States	$(12,614)	$(7,714)
Australia	(7)	(7)
Turkey	(36)	(30)
	$(12,657)	$(7,751)

A reconciliation of expected income tax on net income at statutory rates is as follows:

	Year ended December 31,
	2024	2023

	(thousands of dollars)
Net loss	$(12,657)	$(7,751)
Statutory tax rate	21%	21%
Tax recovery at statutory rate	(2,658)	(1,628)
State tax rate	(661)	(569)
Foreign tax rate	(3)	(3)
Change in U.S. tax rates	(15)	(367)
Other adjustments	139	530
Settlement of mineral properties in Turkey	—	2,696
Operating loss carryforward adjustment	152	104
Operating loss Section 382 adjustment	—	(407)
Nondeductible expenses and other permanent items	102	26
Change in valuation allowance	2,944	(382)
Income tax expense (recovery)	$—	$—

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

12.	COMMITMENTS AND CONTINGENCIES

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

For additional details on current legal proceedings see Item 3, Legal Proceedings.

13.	SEGMENT REPORTING

The Company has one reporting segment, the “battery-grade graphite business” segment. Graphite extraction and processing are regulated by federal and state governments. Compliance with regulations have a material effect on the economics of our operations and the timing of project development. Our primary regulatory costs have been, and are expected to continue to relate to, obtaining licenses and operating permits from federal and state agencies before the commencement of production activities, as well as continuing compliance with licenses and permits once they have been issued. The current environmental and technical regulatory requirements for the graphite extraction and processing industry are well established, however, the regulatory process can make permitting difficult and timing unpredictable.

U.S. regulations pertaining to graphite extraction and processing may evolve in the U.S., however, at this time we do not anticipate any adverse impact from these regulations that would be unique to our operations.

The battery-grade graphite business segment includes the Kellyton Graphite Plant and the Coosa Graphite Deposit, both at a pre-revenue stage and located in Coosa County, Alabama.  Both are anticipated to be used to produce battery-grade natural graphite materials as follows:

Kellyton Graphite Plant:

The Company will process natural graphite concentrate at the Kellyton Graphite Plant through a combination of sizing, shaping, spheroidization and classification.  Once completed, the purification is expected to be performed using a proprietary purification process. The process uses a combination of technologies including a caustic bake, acid leach and thermal treatment, a process that allows for a smaller and more sustainable environmental footprint than that of a hydrofluoric acid (“HF”) leaching system, which is widely used by other graphite processing companies.  Once the graphite is purified to a minimum graphite carbon content of 99.95%, the Company will coat the SPG to manufacture the advanced graphite products it intends to sell. The purification process developed by Westwater is the subject of a patent application that has been filed in the U.S. Patent and Trademark Office.

For construction and operations of the Kellyton Graphite Plant, the Company is required to obtain and maintain permits related to air emissions, water discharge, storm water drainage, and possibly other regulated waste.  On January 31, 2022, Westwater announced that it had received its National Pollutant Discharge Elimination System (“NPDES”) construction stormwater permit, which was required to commence site grading for the Kellyton Graphite Plant. The NPDES permit has been issued by the State of Alabama under NPDES to ensure Westwater’s construction efforts comply with the Federal Clean Water Act as it relates to regulated disturbances and any stormwater runoff from the Kellyton Graphite Plant site.

In June 2022 and August 2022, the Company received its air permit and its State Indirect Discharge (“SID”) permit for the treatment of wastewater from the Alabama Department of Environmental Management, respectively.  Consequently, the Company has all necessary permits to complete the construction of Phase I of the Kellyton Graphite Plant.

Coosa Graphite Deposit:

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

The accounting policies of the battery-grade graphite business are the same as those described in Note 1, The Company and Summary of Significant Accounting Policies. The CODM assesses performance for the battery-grade graphite business segment and decides how to allocate resources based on operating expenses, as reported on the Consolidated Statement of Operations, compared to forecasted expenses.  The CODM intends to continue to use operating expenses to evaluate the segment until the Kellyton Graphite Plant is operational.

The following is a table of the segment assets as of December 31, 2024 and 2023:

	December 31,
(thousands of dollars)	2024	2023
Assets:
Battery-grade graphite business segment assets	$141,470	$137,636
Corporate and other assets	4,887	12,195
Consolidated total assets	$146,357	$149,831

Expenditures for battery-grade graphite business segment assets	$6,138	$58,295

The following is a table of the segment profit or loss and significant segment expenses as of December 31, 2024 and 2023:

	December 31, 2024
(thousands of dollars)	Battery-grade Graphite Segment	Corporate and Other	Consolidated Statements of Operations
Other (expense) income	$(1,462)	$273	$(1,189)
Less:
Product development expenses	1,177	—	1,177
Exploration expenses	20	—	20
General and administrative expenses	2,046	7,941	9,987
Mineral property	35	—	35
Depreciation and amortization	244	5	249
Net loss	$(4,983)	$(7,674)	$(12,657)

	December 31, 2023
(thousands of dollars)	Battery-grade Graphite Segment	Corporate and Other	Consolidated Statements of Operations
Other (expense) income	$(60)	$5,580	$5,520
Less:
Product development expenses	2,935	—	2,935
Exploration expenses	301	—	301
General and administrative expenses	2,432	7,348	9,780
Mineral property	34	—	34
Depreciation and amortization	211	10	221
Net loss	$(5,973)	$(1,778)	$(7,751)

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. This evaluation was based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Based on management’s evaluation under the COSO 2013 framework, management concluded that internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Neither the Company nor any director or officer adopted or terminated a trading arrangement during the quarter ended December 31, 2024 of the type described by Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

Items 10, 11, 12, 13 and 14 for the Company are incorporated by reference to Westwater Resources, Inc.’s Definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders.  Specifically, reference is made to “Election of Directors,” “Director Nominees,” “Corporate Governance,” “Executive Officers” and “Delinquent Section 16(a)  Reports,” if required, for Item 10, “Compensation Discussion and Analysis,” and “Director Compensation” for Item 11, “Ownership of Westwater Common Stock” and “Securities Authorized for Issuance Under Equity Compensation Plans” for Item 12, “Related Party Transactions” and “Director Independence” for Item 13, and “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Policies and Procedures” for Item 14. The Company’s independent registered public accounting firm is Moss Adams LLP, Denver, CO, PCAOB ID: 659.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements: Consolidated Financial Statements filed as part of this annual report on Form 10-K are listed under Part II, Item 8 of this Form 10-K.

(a)(2) Financial Statement Schedules: No schedules are required because either the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements thereto filed as part of this Form 10-K.

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

10.20*

Agreement and Release, effective January 17, 2023, between the Company and Chad M. Potter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2023).

10.21

Products Procurement Agreement, dated February 4, 2024, between the Company and SK On Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2024).

10.22

Binding Offtake Agreement, dated July 17, 2024, by and between Alabama Graphite Products, LLC and FCA US LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 18, 2024).

10.23

Purchase Agreement, dated August 30, 2024, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2024).

10.24

Registration Rights Agreement, dated August 30, 2024, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 30, 2024).

10.25

At the Market Offering Agreement, dated August 30, 2024, by and between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 30, 2024).

19.1	Insider Trading Policy.

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Qualified Person – SLR International Corporation.

31.1	Certifications of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certifications of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

96.1	Technical Summary Report for the Coosa Graphite Deposit effective December 11, 2023 (incorporated by reference to Exhibit 96.1 to the Company’s Current Report on Form 8-K/A filed on October 9, 2024).

97.1	Compensation Recovery Policy effective October 2, 2023 (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 2025

WESTWATER RESOURCES, INC.

By:	/s/ Frank Bakker
Frank Bakker
President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date
/s/ Frank Bakker
Frank Bakker	March 20, 2025
President and Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Steven M. Cates
Steven M. Cates	March 20, 2025
Chief Financial Officer and Senior Vice President – Finance
(Principal Financial and Accounting Officer)

/s/ Terence J. Cryan
Terence J. Cryan	March 20, 2025
Executive Chairman and Chairman

/s/ Tracy D. Pagliara
Tracy D. Pagliara	March 20, 2025
Director

/s/ Karli S. Anderson
Karli S. Anderson	March 20, 2025
Director

/s/ Deborah A. Peacock
Deborah A. Peacock	March 20, 2025
Director