Form 10-Q
period 2025-03-31
WESTWATER RESOURCES, INC.
filed 2025-05-14
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	76,408,761 as of May 14, 2025

WESTWATER RESOURCES, INC.

DEFINITIONS

When used in this Form 10-Q, the following terms have the meaning indicated.

Term	Meaning
Additional Commitment Shares	Pursuant to the 2024 Lincoln Park PA and in connection with each purchase of Common Stock by Lincoln Park, the Company may issue to Lincoln Park up to an additional 600,000 shares of Common Stock.
Annual Report	Westwater Resources, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024.
ASU	FASB Accounting Standards Update.
ATM Offering Agreement	Controlled Equity Offering Sale Agreement between Westwater Resources and Cantor Fitzgerald & Co. dated April 14, 2017 and terminated effective August 29, 2024.
ATM Sales Agreement	At The Market Offering Agreement between Westwater Resources and H.C. Wainwright & Co., LLC dated August 30, 2024.
Board	The Board of Directors of Westwater Resources, Inc.
Cantor	Cantor Fitzgerald & Co.
Common Stock	Common stock of the Company, $0.001 par value per share.
Coosa Graphite Deposit	The Company’s graphite mineral deposit located near Rockford, Alabama.
CSPG	Coated spherical purified graphite.
EU Critical Raw Materials List	The list of raw materials that are crucial to the economy of the European Union published by the European Commission.
FASB	The Financial Accounting Standards Board.
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

Kellyton Graphite Plant	The Company’s planned battery-grade graphite processing facility near Kellyton, Alabama.

Lincoln Park	Lincoln Park Capital Fund, LLC.
NYSE American	NYSE American LLC.
R&D Lab	Research and development laboratory.
RSUs	Restricted stock units.
SEC	U.S. Securities and Exchange Commission.
SG building	One of the primary Kellyton Graphite Plant buildings where flake graphite will be sized and shaped.
SK On	SK On Co., Ltd., an electric vehicle battery developer, manufacturer, and solutions provider, supplying electric vehicle batteries to Ford, Hyundai, Volkswagen and others.
spot price	The price at which a mineral commodity may be purchased for delivery within one year.
U.S.	The United States of America
U.S. Critical Minerals List	The list of critical minerals that are crucial to the economy of the United States of America published by the Department of the Interior.
U.S. GAAP	Generally accepted accounting principles in the United States.
vanadium	A rare-earth metal used as a strengthening alloy in steelmaking, and in certain types of batteries, listed on the U.S. Critical Minerals List.
Westwater Resources	Westwater Resources, Inc.
2013 Plan	Westwater Resources, Inc. 2013 Omnibus Incentive Plan, as amended.
2024 Lincoln Park PA	Purchase Agreement dated as of August 30, 2024, between Westwater Resources and Lincoln Park Capital Fund, LLC.
2024 Lincoln Park Registration Rights Agreement	Registration Rights Agreement dated as of August 30, 2024, between Westwater Resources and Lincoln Park Capital Fund, LLC.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands of dollars, except share amounts)

(unaudited)

	March 31,	December 31,
	2025	2024
ASSETS

Current Assets:
Cash and cash equivalents	$3,262	$4,272
Prepaid and other current assets	897	591
Total Current Assets	4,159	4,863

Property, plant and equipment, at cost:
Property, plant and equipment	139,960	138,581
Less: Accumulated depreciation	(864)	(713)
Net property, plant and equipment	139,096	137,868
Operating lease right-of-use assets	185	217
Finance lease right-of-use assets	13	14
Other long-term assets	3,988	3,395
Total Assets	$147,441	$146,357

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$8,478	$9,517
Accrued liabilities	2,502	2,105
Operating lease liability, current	138	134
Finance lease liability, current	6	6
Total Current Liabilities	11,124	11,762

Operating lease liability, net of current	50	86
Finance lease liability, net of current	8	9
Other long-term liabilities	1,378	1,378
Total Liabilities	12,560	13,235

Commitments and Contingencies (see note 10)

Stockholders’ Equity:
Common Stock, 200,000,000 shares authorized, $0.001 par value
Issued shares - 72,096,701 and 64,830,081, respectively
Outstanding shares - 72,096,540 and 64,829,920, respectively	72	65
Paid-in capital	511,429	507,001
Accumulated deficit	(376,362)	(373,686)
Less: Treasury stock (161 shares), at cost	(258)	(258)
Total Stockholders’ Equity	134,881	133,122

Total Liabilities and Stockholders’ Equity	$147,441	$146,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in thousands of dollars, except share and per share amounts)

(unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Operating Expenses:
Product development expenses	$(182)	$(315)
Exploration expenses	(7)	(11)
General and administrative expenses	(2,294)	(2,605)
Depreciation and amortization	(152)	(62)
Total operating expenses	(2,635)	(2,993)

Non-Operating (Expense) Income:
Other (expense) income, net	(41)	95
Total other (expense) income	(41)	95

Net Loss	$(2,676)	$(2,898)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	67,919,882	56,086,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in thousands of dollars)

(unaudited)

	For the Three Months Ended March 31,
	2025	2024
Operating Activities:
Net loss	$(2,676)	$(2,898)
Reconciliation of net loss to cash used in operations:
Non-cash lease expense	32	29
Depreciation and amortization	152	62
Stock compensation expense	172	211
Effect of changes in operating working capital items:
Increase in other long-term assets	(347)	(376)
Increase in prepaids and other current assets	(306)	(86)
Increase in payables and accrued liabilities	663	282
Net Cash Used In Operating Activities	(2,310)	(2,776)

Investing Activities:
Capital expenditures	(2,932)	(2,491)
Net Cash Used In Investing Activities	(2,932)	(2,491)

Financing Activities:
Payment of debt issuance costs	(30)	—
Issuance of Common Stock, net of issuance costs	4,606	620
Payment of minimum withholding taxes on net share settlements of equity awards	(343)	(75)
Payments on finance lease liabilities	(1)	(1)
Net Cash Provided By Financing Activities	4,232	544

Net decrease in Cash and Cash Equivalents	(1,010)	(4,723)
Cash and Cash Equivalents, Beginning of Period	4,272	10,852
Cash and Cash Equivalents, End of Period	$3,262	$6,129

Supplemental Cash Flow Information
Accrued capital expenditures (at end of period)	4,828	4,518
Accrued debt issuance costs (at end of period)	1,726	—
Total Supplemental Cash Flow Information	$6,554	$4,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(expressed in thousands of dollars, except share amounts)

(unaudited)

Three months ended March 31, 2025	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances, December 31, 2024	64,830,081	$65	$507,001	$(373,686)	$(258)	$133,122
Net loss	—	—	—	(2,676)	—	(2,676)
Common Stock issued, net of issuance costs	6,352,189	6	4,600	—	—	4,606
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	914,431	1	171	—	—	172
Minimum withholding taxes on net share settlements of equity awards	—	—	(343)	—	—	(343)
Balances, March 31, 2025	72,096,701	$72	$511,429	$(376,362)	$(258)	$134,881

Three months ended March 31, 2024	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances, December 31, 2023	55,387,794	$55	$501,675	$(361,029)	$(258)	$140,443
Net loss	—	—	—	(2,898)	—	(2,898)
Common Stock issued, net of issuance costs	1,223,233	2	618	—	—	620
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	399,944	—	211	—	—	211
Minimum withholding taxes on net share settlements of equity awards	—	—	(75)	—	—	(75)
Balances, March 31, 2024	57,010,971	$57	$502,429	$(363,927)	$(258)	$138,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements (the “Interim Financial Statements”) for Westwater Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying Interim Financial Statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report. The Interim Financial Statements are unaudited. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2025.

Significant Accounting Policies

Significant accounting policies are detailed in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements within our Annual Report.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," (“ASU 2023-07”) which is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements. The Company adopted this standard on a retrospective basis within our Annual Report, which resulted in expanded segment disclosures in our Annual Report and Interim Financial Statements.

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements – Amendments to Remove References to the Concept Statements” (“ASU 2024-02”).  ASU 2024-02 contains amendments to the FASB Accounting Standards Codification that remove references to various FASB Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas.   The adoption of ASU 2024-02 did not result in a material impact to our Interim Financial Statements.

In March 2024, the FASB issued ASU 2024-01, “Compensation - Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards” (“ASU 2024-01”), which intends to improve clarity and operability without changing the existing guidance. ASU 2024-01 provides an illustrative example intended to demonstrate how entities that account for profits interest and similar awards would determine whether a profits interest award should be accounted for in accordance with Topic 718. Entities can apply the guidance either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. The adoption of ASU 2024-01 did not result in a material impact to our Interim Financial Statements.

Recently Issued Accounting Pronouncements

In January 2025, the FASB issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”).  ASU 2025-01 amends the effective date of ASU 2024-03 to clarify that all public entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.  Early adoption is permitted.  The Company is currently evaluating the potential impact of adopting this guidance on its Interim Financial Statements.

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

2. LIQUIDITY AND GOING CONCERN

The Interim Financial Statements of the Company have been prepared on a “going concern” basis, which means that the continuation of the Company is presumed even though events and conditions exist that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern because it is possible that the Company will be required to adversely change its current business plan or may be unable to meet its obligations as they become due within one year after the date that these Interim Financial Statements are issued.  The Company last recorded revenue from operations in 2009, and as such, Westwater is subject to all the risks associated with a development stage company.

Management considered the following events and conditions in its going concern analysis. As of March 31, 2025, current liabilities exceeded current assets. Further, the Company last recorded revenues from operations in 2009. The Company expects to continue to incur cash losses as a result of construction activity at the Kellyton Graphite Plant and general and administrative expenses until operations commence at the Kellyton Graphite Plant.  If financing is not available to fund the construction of Phase I of the Kellyton Graphite Plant through the equity and debt capital markets or alternative financing sources, the Company may be required to reduce or severely curtail operations, change its planned business development strategies related to the Coosa Graphite Deposit and Phase I of the Kellyton Graphite Plant, alter the construction and commissioning timeline of Phase I of the Kellyton Graphite Plant, put the construction of Phase I of the Kellyton Graphite Plant on hold until additional funding is obtained, or seek strategic alternatives.  If the Company is required to abandon construction and development or alter its intended long-term plans related to the Kellyton Graphite Plant, the Company could be required to evaluate the recoverability of its long-lived assets.

Since 2009, the Company has relied on equity financings, debt financings and asset sales to fund its operations. During the quarter ended March 31, 2025, and through the date that these Interim Financial Statements are issued, the Company continued construction activities related to the Kellyton Graphite Plant. However, those certain construction activities have been significantly reduced from anticipated levels until the additional funding needed to complete Phase I of the Kellyton Graphite Plant is in place. The Company’s construction-related contracts include termination provisions at the Company’s election that do not obligate the Company to make payments beyond what is incurred by the third-party service provider through the date of such termination.  In its going concern analysis, the Company considered construction activity and related costs through the date that the Interim Financial Statements are issued.  Based on this analysis and excluding potential external funding opportunities and the Company’s current equity facility, the Company’s planned non-discretionary expenditures for one year past the issue date of these Interim Financial Statements exceed the cash on hand as of the date of these Interim Financial Statements.

On March 31, 2025, the Company’s cash balance was approximately $3.3 million. During the three months ended March 31, 2025, the Company sold 2.5 million shares of Common Stock for net proceeds of $2.0 million pursuant to the ATM Sales Agreement with H.C. Wainwright, and sold approximately 3.8 million shares of Common Stock for net proceeds of $2.6 million pursuant to the 2024 Lincoln Park PA.  As of March 31, 2025, the Company has approximately $49.9 million remaining available for future sales under the ATM Sales Agreement, and approximately 6.2 million shares of Common Stock (inclusive of 0.5 million of Additional Commitment Shares) that are available for future sales pursuant to the 2024 Lincoln Park PA.   See Note 7 for further details regarding the Company’s equity financing agreements.

While the Company has advanced its business plan and has been successful in the past raising funds through equity financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company. Recent volatility in the equity and debt capital markets, higher interest rates, inflation, electric vehicle production and adoption rates, generally uncertain economic conditions and regulatory policy and enforcement, and unstable geopolitical conditions, including tariffs, could significantly impact the Company’s ability to access the necessary funding to advance its business plan.  The Company’s ability to raise additional funds under the ATM Sales Agreement may be limited by the Company’s market capitalization, share price and trading volume.

When considering the above events and conditions in the aggregate, the Company believes such events and conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that these Interim Financial Statements are issued.

3. PREPAID AND OTHER CURRENT ASSETS

As of March 31, 2025 and December 31, 2024, the Company had the following components within the “Prepaid and other current assets” line item on the Condensed Consolidated Balance Sheets.

	March 31,	December 31,
(thousands of dollars)	2025	2024
Prepaid and other current assets:
Prepaid insurance	$523	$90
Graphite flake inventory	233	460
Other current assets	141	41
Total prepaid and other current assets	$897	$591

As of March 31, 2025, inventory represents raw material inventory that is under contract to be sold within the next twelve months and for product sample production within the next twelve months.  Refer to Note 4 for further details.

4. INVENTORY

Inventory consisted of raw material of natural flake graphite concentrate provided by a third-party vendor totaling $0.2 million and $0.5 million as of March 31, 2025, and December 31, 2024, respectively.  For both periods, the raw material inventory balance is either under contract to be sold or will be used to produce samples within the next twelve months.  The full balance of inventory as of March 31, 2025, and December 31, 2024, is included in the “Prepaid and other current assets” line item on the Condensed Consolidated Balance Sheets.

The Company values the natural flake graphite concentrate at the lower of cost or net realizable value.  Net realizable value represents the estimated future sales price of the product based on current and long-term graphite prices, less the estimated costs to complete production and bring the product to sale. For sales of raw material inventory that will not be processed, the net realizable value is the contracted sales price. Write-downs of the natural flake graphite concentrate to net realizable value are reported as a component of costs applicable to sales or as a component of other (expense) income if related to the sale of raw material inventory.  The Company reviews and evaluates the net realizable value and obsolescence on an annual basis or more frequently when events or changes in circumstances indicate that the related net realizable amounts may be lower than cost. For the three months ended March 31, 2025 and 2024, there were no write-downs of the Company’s inventory.

5. PROPERTY, PLANT AND EQUIPMENT

	Net Book Value of Property, Plant and Equipment at March 31, 2025
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Buildings	3,213	—	3,213
Other property, plant and equipment	4,105	12	4,117
Construction in progress	122,794	—	122,794
Total	$139,084	$12	$139,096

	Net Book Value of Property, Plant and Equipment at December 31, 2024
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Buildings	3,243	—	3,243
Other property, plant and equipment	2,364	13	2,377
Construction in progress	123,276	—	123,276
Total	$137,855	$13	$137,868

Construction in Progress

Construction in progress represents assets that are not ready for service or are in the construction stage. Assets are depreciated based on the estimated useful life of the asset once it is placed in service.

Impairment of Property, Plant and Equipment

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. For the three months ended March 31, 2025, no events or changes in circumstance are believed to have impacted recoverability of the Company’s long-lived assets. Accordingly, it was determined that no interim impairment was necessary.  As discussed in Note 2, if the Company is required to abandon construction and development or alter its intended long-term plans related to the Kellyton Graphite Plant, the Company could be required to evaluate the recoverability of its long-lived assets.

6. ACCRUED LIABILITIES

As of March 31, 2025 and December 31, 2024, the Company had the following components within the “Accrued liabilities” line item on the Condensed Consolidated Balance Sheets.

	March 31,	December 31,
(thousands of dollars)	2025	2024
Accrued liabilities:
Accrued compensation	$1,719	$1,329
Liabilities related to Company insurance	369	50
Accrued legal fees	86	387
Other accrued liabilities	328	339
Total accrued liabilities	$2,502	$2,105

7. COMMON STOCK

Common Stock Issued, Net of Issuance Costs

ATM Financing with H.C. Wainwright

On August 30, 2024, the Company entered into an ATM Sales Agreement with H.C. Wainwright to sell shares of its Common Stock from time to time, through an “at the market” offering program under which H.C. Wainwright will act as the sales agent. The Company will pay H.C. Wainwright a commission rate equal to up to 3.0% of the aggregate gross proceeds from each sale of ATM Shares and has agreed to provide H.C. Wainwright with customary indemnification and contribution rights. The Company will also reimburse H.C. Wainwright for certain specified expenses in connection with entering into the ATM Sales Agreement. The ATM Sales Agreement contains customary representations and warranties and conditions to the sale of the ATM Shares pursuant thereto. Sales of the ATM Shares made under the ATM Sales Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended.

On March 21, 2025, Westwater filed a prospectus supplement for the purpose of registering under the Company’s Registration Statement on Form S-3 (the “Registration Statement”) the offer and sale of shares of Common Stock in the aggregate amount of up to $50.0 million pursuant to the ATM Sales Agreement.

During the three months ended March 31, 2025, the Company sold 2.5 million shares of Common Stock for net proceeds of $2.0 million pursuant to the ATM Sales Agreement.  There were no sales of Common Stock pursuant to the ATM Sales Agreement for the three months ended March 31, 2024.

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

During the three months ended March 31, 2024, the Company sold 1.2 million shares of Common Stock for net proceeds of $0.6 million, pursuant to the ATM Offering Agreement.

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

During the three months ended March 31, 2025, the Company sold approximately 3.8 million shares of Common Stock for net proceeds of $2.6 million pursuant to the 2024 Lincoln Park PA.  As of March 31, 2025, the Company has approximately 6.2 million shares of Common Stock (inclusive of 0.5 million of Additional Commitment Shares) that are available for future sales, subject to the limitations noted above, pursuant to the 2024 Lincoln Park PA.

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

Under the 2013 Plan, the Company may grant awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to eligible persons. Equity awards under the 2013 Plan are granted from time to time at the discretion of the Compensation Committee of the Board (the “Committee”), with vesting periods and other terms as determined by the Committee with a maximum term of 10 years. The 2013 Plan is administered by the Committee, which can delegate the administration to the Board, other committees or to such other officers and employees of the Company as designated by the Committee and permitted by the 2013 Plan. As of March 31, 2025, 56,803 shares were available for future issuances under the 2013 Plan.

The Inducement Plan provides for the grant of equity-based awards, including RSUs, restricted stock, performance shares and performance units. Under the Inducement Plan, the Company may grant equity awards for the sole purpose of recruiting and hiring new employees.  As of March 31, 2025, 114,429 shares were available for future issuances under the Inducement Plan.

The Company has elected to account for forfeitures as they occur rather than estimating forfeitures.  Expense associated with an award that is forfeited prior to vesting will be reversed accordingly. For the three months ended March 31, 2025, and the three months ended March 31, 2024, the Company recorded stock-based compensation expense of $0.2 million, in each period.  Stock compensation expense is recorded in the “General and administrative expenses” line item within the Condensed Consolidated Statements of Operations.

Stock Options

Stock options are valued using the Black-Scholes option pricing model on the date of grant. The Company accounts for forfeitures upon occurrence.

The following table summarizes stock options outstanding for the three months ended March 31, 2025 and 2024:

	March 31, 2025		March 31, 2024
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Stock options outstanding at beginning of period	649,345	$1.91	424,826	$2.66
Stock options outstanding at end of period	649,345	1.91	424,826	2.66
Stock options exercisable at end of period	424,826	$2.66	307,189	$3.29

All options outstanding for the three months ended March 31, 2025, were issued under the 2013 Plan.  The weighted average remaining term for stock options outstanding as of March 31, 2025, is approximately 7.4 years.

As of March 31, 2025, the Company had less than $0.1 million of unrecognized compensation costs related to non-vested stock options that will be recognized over a period of approximately three months.

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

The following table summarizes RSU activity for the three months ended March 31, 2025 and 2024:

	March 31,		March 31,
	2025		2024
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	RSUs	Fair Value	RSUs	Fair Value
Unvested RSUs at beginning of period	4,090,639	$0.60	1,773,058	$1.03
Granted	43,200	1.04	—	—
Forfeited/Expired	(110,060)	1.25	(6,784)	3.93
Vested	(1,372,449)	0.65	(548,361)	1.07
Unvested RSUs at end of period	2,651,330	$0.56	1,217,913	$1.00

As of March 31, 2025, the Company had $0.5 million of unrecognized compensation costs related to non-vested RSUs that will be recognized over a period of approximately 1.8 years.

9. EARNINGS PER SHARE

Basic and diluted loss per common share have been calculated based on the weighted-average shares outstanding during the period. Additionally, 3,300,675 potentially dilutive shares, comprised of unvested RSUs and outstanding stock options at the end of the period, were excluded from the calculation of earnings per share because the effect on the basic income per share would be anti-dilutive, as the Company had a net loss for the three months ended March 31, 2025.

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

As of March 31, 2025, the Company has entered into certain leases that have not yet commenced. Each of the leases relate to equipment to be used at the Kellyton Graphite Plant with lease terms of 5 years, which we expect to commence when we begin operations and take possession of the equipment. The net present value of such leases is approximately $1.2 million.

11. SEGMENT REPORTING

The Company has one reporting segment, the “battery-grade graphite business” segment and the Company’s Chief operating decision maker (“CODM”) is the President & Chief Executive Officer. Graphite extraction and processing are regulated by federal and state governments. Compliance with regulations has a material effect on the economics of our operations and the timing of project development. Our primary regulatory costs have been, and are expected to continue to relate to, obtaining licenses and operating permits from federal and state agencies before the commencement of production activities, as well as continuing compliance with licenses and permits once they have been issued.

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

Kellyton Graphite Plant:

The Company will process natural graphite concentrate at the Kellyton Graphite Plant through a combination of sizing, shaping, spheroidization and classification. Once completed, the purification is expected to be performed using a proprietary purification process. The process uses a combination of technologies including a caustic bake, acid leach and thermal treatment, a process that allows for a smaller and more sustainable environmental footprint than that of a hydrofluoric acid (“HF”) leaching system, which is widely used by other graphite processing companies. Once the graphite is purified to a minimum graphite carbon content of 99.95%, the Company will coat the spherical graphite to manufacture the advanced graphite products it intends to sell. The purification process developed by Westwater is the subject of a patent application that has been filed in the U.S. Patent and Trademark Office.

Coosa Graphite Deposit:

Westwater currently purchases graphite flake concentrate for the Kellyton Graphite Plant under a supply contract with Syrah Resources Limited. Westwater expects to continue to purchase graphite concentrate from Syrah Resources Limited and/or other sources for the Kellyton Graphite Plant until the Coosa Graphite Deposit is developed and in operation. Westwater believes its current contract with Syrah Resources Limited provides adequate feedstock supply until then. Currently, the Coosa Graphite Deposit is being evaluated and developed for future mining operations, which will require permitting as well. Development of a mine at the Coosa Graphite Deposit, is expected to serve as an in-house source of graphite feedstock and will provide in-house quality assurance and quality control for raw-material inputs.

The accounting policies of the battery-grade graphite business are the same as those described in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.  The CODM assesses performance for the battery-grade graphite business segment and decides how to allocate resources based on operating expenses, as reported on the Consolidated Statement of Operations, compared to forecasted expenses. The CODM intends to continue to use operating expenses to evaluate the segment until the Kellyton Graphite Plant is operational.

The following table summarizes segment assets as of March 31, 2025, and December 31, 2024:

	March 31,	December 31,
(thousands of dollars)	2025	2024
Assets:
Battery-grade graphite business segment assets	$143,048	$141,470
Corporate and other assets	4,393	4,887
Consolidated total assets	$147,441	$146,357

Expenditures for battery-grade graphite business segment assets for the three months ended March 31, 2025, were approximately $2.9 million.

The following table summarizes segment profit or loss and significant segment expenses for the three months ended March 31, 2025 and 2024:

	March 31, 2025
(thousands of dollars)	Battery-grade Graphite Segment	Corporate and Other	Consolidated Statements of Operations
Other (expense) income	$(84)	$43	$(41)
Less:
Product development income (expenses)	(182)	—	(182)
Exploration expenses	(7)	—	(7)
General and administrative expenses	(476)	(1,818)	(2,294)
Depreciation and amortization	(151)	(1)	(152)
Net loss	$(900)	$(1,776)	$(2,676)

	March 31, 2024
(thousands of dollars)	Battery-grade Graphite Segment	Corporate and Other	Consolidated Statements of Operations
Other income	$5	$90	$95
Less:
Product development expenses	(315)	—	(315)
Exploration expenses	(11)	—	(11)
General and administrative expenses	(619)	(1,986)	(2,605)
Depreciation and amortization	(61)	(1)	(62)
Net loss	$(1,001)	$(1,897)	$(2,898)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and financial condition of Westwater for the three months ended March 31, 2025, has been prepared based on information available to us as of May 14, 2025. This discussion should be read in conjunction with the unaudited Interim Financial Statements and Notes thereto included herewith and the audited consolidated financial statements of Westwater for the period ended December 31, 2024, and the related notes thereto included in our Annual Report, which were prepared in accordance with U.S. GAAP. This management’s discussion and analysis contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements” herein.

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

RECENT DEVELOPMENTS

Customer Engagement Update

The global landscape for the U.S. supply of critical materials like natural graphite continues to evolve.  One of the key benefits of moving to a domestic supply source for battery grade natural graphite – security of supply – appears to be resonating with U.S. cell makers and electric vehicle OEMs.  Westwater is responding to outreaches from these companies as they weigh the impact of potential changes to global tariffs and the Inflation Reduction Act along with new announcements declaring the importance of U.S.-based critical material supply chains.

As previously announced, the Company has secured offtake agreements for 100% of its anticipated Phase I production capacity and partially committed a portion of anticipated Phase II production capacity from its Kellyton Graphite Plant.

Westwater is experiencing increased customer interest in Phase II production, which we believe is the result of tariff uncertainty and a desire to secure domestic supply of CSPG.  Westwater continues to engage with current and other potential customers by providing samples of CSPG produced by the Company for testing and evaluation, hosting site tours of the Kellyton Graphite Plant, and having technical product development and commercial discussions.  Feedback from certain potential customers indicates that Westwater’s material meets their initial specifications, and has resulted in the Company providing additional, or in some cases, larger product samples to these potential customers.

Kellyton Graphite Plant – Construction and Estimated Cost Update

Total expected costs for Phase I of the Kellyton Graphite Plant remain at $245 million.  During the first quarter of 2025, construction activities at the Kellyton Graphite Plant consisted of receipt of additional long-lead equipment components and installing equipment and structural steel.  As of the end of the first quarter of 2025, we have received approximately 85% of the Phase I equipment, installed all micronization (sizing) and spheroidization (shaping) mills in the SG building and completed the structural steel work.  In addition, we continue to install peripheral support equipment surrounding the micronization and spheroidization mills in the SG building.  Westwater has constructed and continues to operate its R&D Lab. The R&D Lab allows Westwater to continue product development and optimization with potential customers, and to perform additional quality control tests.  It also affords greater flexibility to optimize future samples in accordance with customer specifications.

Since inception of the project, and inclusive of liabilities as of March 31, 2025, the Company has incurred costs of approximately $124.1 million.  While the Company has continued construction activities related to Phase I of the Kellyton Graphite Plant during the first quarter of 2025, Westwater has reduced the level of construction activity from anticipated levels, including adjusting the timing of future work, until receipt of the additional funding needed to complete construction of Phase I of the Kellyton Graphite Plant.  Reducing the level of construction activity until financing is secured is expected to impact the overall schedule to complete Phase I of the Kellyton Graphite Plant.  The Company expects to provide an update on construction timing once, and if, the additional funding is secured.

Qualification Line Development at Kellyton Graphite Plant

During the quarter ended March 31, 2025, Westwater operated its qualification line at the Kellyton Graphite Plant.  During the quarter, we produced and completed over an 800 kg sample of CSPG for one of our cellmaker customers for pre-production cell trials and testing.

Samples produced on the qualification line will be representative of CSPG mass production. The Company expects that the operation of the qualification line will allow Westwater to supply its customers bulk samples of CSPG in 1 to 10 mt batches for cell qualification activities while the Company completes the construction of Phase I of the Kellyton Graphite Plant. The line will also be used to train Westwater’s operations team which the Company expects will expedite the commissioning and startup of the Kellyton Graphite Plant.

Debt Financing Update

As previously announced, the Company is working to complete the syndication of a secured debt facility for approximately $150 million to finance the completion of construction of Phase I of the Kellyton Graphite Plant. During 2024, the Company executed a term sheet and received investment committee approval from the lead lender (a global financial institution), and since then we have been working with our investment banker to complete the syndication of the loan.

Beginning in February, tariffs announced by the U.S. federal government, EU, Canada, Mexico, and China have created concerns regarding domestic EV adoption rates, and general market uncertainty in the capital markets.  Recent protests at the location of our feedstock supplier have also impacted the syndication process.  While our feedstock supplier has announced resolution of the protests and expects to be back in operations in the near term, Westwater is at an advanced stage in securing a backup feedstock supplier.

During the first quarter, Westwater continued the process of syndicating the loan, which included advancing loan documentation, advancing the technical readiness level of Phase I, updating technical due diligence using an independent third-party engineering firm, responding to diligence requests from multiple lenders interested in joining the syndication, hosting interested lenders at the Kellyton Graphite Plant site in Alabama, and advancing the identification and selection of a backup feedstock supplier.

The progression from signing the term sheet to loan closing is subject to customary agreement on completing the syndication, final due diligence and investment committee approval by other potential lenders in the syndication, and final loan conditions and terms.  No assurance can be given that the Company will ultimately enter into the secured debt facility, or that financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company.

In April, Westwater received a letter of interest from Export-Import Bank of the United States (“EXIM”) for its Kellyton Graphite Plant, under the “Make More in America Initiative” and the “China and Transformational Exports Program.” The letter of interest is separate from the Phase I debt syndication process discussed above and could be an additional source of funding.

The progression from a letter of interest to a loan commitment from EXIM requires a formal application, and for EXIM to complete due diligence, underwriting and finalization of terms and conditions. No assurance can be given that the Company will ultimately enter into a loan transaction with EXIM.

Management remains focused on completing the debt facility and will continue to update investors as appropriate.

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

The U.S. currently relies on imports of at least 15 critical minerals, including graphite which is currently supplied almost entirely by companies located in China.  The new executive order effective March 20, 2025, names the Defense Production Act and the U.S. International Development Finance Corporation as mechanisms for supporting an effort to provide financing, loans and other investment support to domestically process critical minerals.

Approximately 77% of the global natural flake graphite and approximately 97% of global anode active material is supplied by China (Mining Technology, 2024), which causes China to pose a geopolitical risk, particularly to the EU and U.S. regions. China and the United States have imposed tariffs and export controls on critical minerals, including graphite, indicating the potential for further trade barriers between China and the United States. During April 2025, there was an executive order signed that imposes an additional ad valorem duty on all imports from all trading partners.  Evident by the executive orders signed during 2025, while subject to continuing uncertainty, import tariffs on battery natural graphite produced anywhere outside the U.S. are likely to persist.  In addition, tariffs are also now in place on CSPG shipped from other countries including Indonesia, South Korea and Japan. Westwater believes these tariffs and export restrictions continue to highlight the supply-chain risk for the U.S. and other countries related to natural graphite products and could provide an opportunity for Westwater.

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

Equity Financings

Capital Raises during the three months ended March 31, 2025

During the three months ended March 31, 2025, the Company sold 2.5 million shares of Common Stock for net proceeds of $2.0 million, pursuant to the ATM Sales Agreement, and sold 3.8 million shares of Common Stock for net proceeds of $2.6 million, pursuant to the 2024 Lincoln Park PA.

See Note 7 to the Interim Financial Statements for additional information.

RESULTS OF OPERATIONS

Summary

Our net loss for the three months ended March 31, 2025, was $2.7 million, or $0.04 per share, as compared with a net loss of $2.9 million, or $0.05 per share for the same period in 2024. The $0.2 million decrease in our net loss was primarily due to lower general and administrative costs.

Product Development Expenses

Product development expenses for the three months ended March 31, 2025, were $0.2 million, a decrease of $0.1 million compared to the same period in 2024. Product development expenses for the three months ended March 31, 2025 and 2024, related primarily to sample production of battery-grade natural graphite products for evaluation by current and potential customers.

Exploration Expenses

Exploration expenses for the three months ended March 31, 2025, remained essentially flat compared to the same period in 2024.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2025, decreased by $0.3 million compared to the same period in 2024, primarily due to lower personnel costs as well as cost saving initiatives while working to complete the syndication of a loan to fund the remaining construction of Phase I of the Kellyton Graphite Plant.

Other (Expense) Income, net

Other expense, net for the three months ended March 31, 2025, was less than $0.1 million, compared to other income, net of $0.1 million for the same period in 2024.  The change in other (expense) income, net is due to a lower average cash balance resulting in less interest income earned in the current period.

FINANCIAL POSITION

Operating Activities

Net cash used in operating activities of $2.3 million for the three months ended March 31, 2025, represents a decrease of $0.5 million compared to the same period in 2024. The decrease in cash used in operating activities was primarily due to approximately $0.3 million less general and administrative and approximately $0.1 million product development costs, offset slightly by approximately $0.1 million less interest income in 2025 compared to 2024.  The remaining decrease in operating cash flow was due to other changes in working capital.

Investing Activities

Net cash used in investing activities increased by $0.4 million for the three months ended March 31, 2025, as compared to the same period in 2024. For both periods, the investing activity represents construction capital expenditures as the Company continues a managed approach to construction activity while seeking debt financing to fund the remaining construction of Phase I of the Kellyton Graphite Plant.

Financing Activities

Net cash provided by financing activities increased by $3.7 million for the three months ended March 31, 2025, as compared to the same period in 2024.  The increase was due to an increase in shares of Common Stock sold under the ATM Sales Agreement and 2024 Lincoln Park PA during the three months ended March 31, 2025, compared to the same period in 2024.

LIQUIDITY AND CAPITAL RESOURCES

Since 2009, the Company has not recorded revenue from operations and, as of March 31, 2025, current liabilities exceeded current assets.  As such, Westwater is subject to the risks associated with development stage companies.  Management expects to continue to incur cash losses as a result of construction activity at the Kellyton Graphite Plant and general and administrative expenses until operations commence at the Kellyton Graphite Plant.  If financing is not available to fund the construction of Phase I of the Kellyton Graphite Plant through the equity and debt capital markets or alternative financing sources, the Company may be required to reduce or severely curtail operations, change its planned business development strategies related to the Coosa Graphite Deposit and Phase I of the Kellyton Graphite Plant, alter the construction and commissioning timeline of Phase I of the Kellyton Graphite Plant, put the construction of Phase I of the Kellyton Graphite Plant on hold until additional funding is obtained, or seek strategic alternatives.  If the Company is required to abandon construction and development or alter its intended long-term plans related to the Kellyton Graphite Plant, the Company could be required to evaluate the recoverability of its long-lived assets.

The Company has relied on equity financings, debt financings and asset sales to fund its operations. During the three months ended March 31, 2025, and through the date that the Interim Financial Statement were issued, the Company continued construction activities related to the Kellyton Graphite Plant. However, those construction activities have been significantly reduced from anticipated levels until the additional funding needed to complete Phase I of the Kellyton Graphite Plant is in place.  The Company’s construction-related contracts include termination provisions at the Company’s election that do not obligate the Company to make payments beyond what is incurred by the third-party service provider through the date of such termination. In its going concern analysis, the Company considered construction activity and related costs through the date that the Interim Financial Statements are issued.  Based on this analysis and excluding potential external funding opportunities and the Company’s current equity facility, the Company’s planned non-discretionary expenditures for one year past the issue date of these Interim Financial Statements exceed the cash on hand as of the date of these Interim Financial Statements.  See Note 2 to the Interim Financial Statements for additional information.

On March 31, 2025, the Company’s cash balance was approximately $3.3 million. During the three months ended March 31, 2025, the Company sold 2.5 million shares of Common Stock for net proceeds of $2.0 million pursuant the ATM Sales Agreement with H.C. Wainwright and sold approximately 3.8 million shares of Common Stock for net proceeds of $2.6 million pursuant to the 2024 Lincoln Park PA.  As of March 31, 2025, the Company has approximately $49.9 million remaining available for future sales under the ATM Sales Agreement, and 6.2 million shares of Common Stock (inclusive of 0.5 million of Additional Commitment Shares) available for future sales pursuant to the 2024 Lincoln Park PA.

While the Company has advanced its business plan and has been successful in the past raising funds through equity financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company. Recent volatility in the equity and debt capital markets, higher interest rates, inflation, electric vehicle production and adoption rates, generally uncertain economic conditions and regulatory policy and enforcement, and unstable geopolitical conditions, including tariffs, could significantly impact the Company’s ability to access the necessary funding to advance its business plan.  The Company’s ability to raise additional funds under the ATM Sales Agreement may be limited by the Company’s market capitalization, share price and trading volume.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the adequacy of funding, liquidity, access to capital, financing activities, the timing or occurrence of any future drilling or production from the Company’s properties, economic conditions, the strategic goals of the business, costs of any phase of development or operational line at the Kellyton Graphite Plant and estimated construction and commissioning timelines and completion dates, the start date for the mining of the Coosa Graphite Deposit, and the Company’s anticipated cash burn rate and capital requirements. Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” “target” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

●	the spot price and long-term contract price of graphite (both flake graphite feedstock and purified graphite products) and vanadium, and the world-wide supply and demand of graphite and vanadium;
●	the effects, extent and timing of the entry of additional competition in the markets in which we operate;
●	our ability to obtain or maintain contracts or other agreements with customers;
●	available sources and transportation of graphite feedstock;
●	the ability to control costs and avoid cost and schedule overruns during the development, construction and operation of the Kellyton Graphite Plant;
●	the ability to construct and operate the Kellyton Graphite Plant in accordance with the requirements of permits and licenses and the requirements of tax credits and other incentives;
●	the effects of inflation, including labor shortages and supply chain disruptions;
●	rising interest rates and the associated impact on the availability and cost of financing sources;
●	uncertainty in debt and equity capital markets and the associated impact on the availability and cost of financing sources;
●	the availability and supply of equipment and materials needed to construct the Kellyton Graphite Plant;
●	stock price volatility;
●	changes in the U.S. administration or government regulation of the mining and manufacturing industries in the U.S.;
●	unanticipated geopolitical, geological, processing, regulatory and legal or other problems we may encounter;

●	the results of our exploration activities, and the possibility that future exploration results may be materially less promising than initial exploration results;
●	any graphite or vanadium discoveries not being in high enough concentration to make it economic to extract the minerals;
●	our ability to finance growth plans;
●	our ability to obtain and maintain rights of ownership or access to our mining properties;
●	currently pending or new litigation or arbitration;
●	recent changes in legislation, regulations and economic conditions regarding tariffs, the implementation of the new U.S. Department of Governmental Efficiency (“DOGE”) and related DOGE budget and spending cuts and the potential that this affects the demand for our products or our cost or ability to produce or sell them;
●	the potential impact that new foreign country tariffs may have on our construction costs or ability to (i) source and procure necessary raw materials for the manufacture and provision of our products and services; and (ii) sell and to deliver our products to such foreign countries; and
●	our ability to maintain and timely receive mining, manufacturing, and other permits from regulatory agencies.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended March 31, 2025, that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

3.3	Amended and Restated Bylaws of the Company, as amended March 18, 2024 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31,2023).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTWATER RESOURCES, INC.

Dated: May 14, 2025	By:	/s/ Frank Bakker
Frank Bakker
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2025	By:	/s/ Steven M. Cates
Steven M. Cates
Chief Financial Officer and Senior Vice President - Finance (Principal Financial Officer and Principal Accounting Officer)