Form 10-Q
period 2025-06-30
WESTWATER RESOURCES, INC.
filed 2025-08-13
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	86,226,083 as of August 13, 2025

WESTWATER RESOURCES, INC.

DEFINITIONS

When used in this Form 10-Q, the following terms have the meaning indicated.

Term	Meaning
Additional Commitment Shares	Pursuant to the 2024 Lincoln Park PA and in connection with each purchase of Common Stock by Lincoln Park, the Company may issue to Lincoln Park up to an additional 600,000 shares of Common Stock.
Annual Report	Westwater Resources, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024.
ASU	FASB Accounting Standards Update.
ATM Offering Agreement	Controlled Equity Offering Sale Agreement between Westwater Resources and Cantor Fitzgerald & Co. dated April 14, 2017 and terminated effective August 29, 2024.
ATM Sales Agreement	At The Market Offering Agreement between Westwater Resources and H.C. Wainwright & Co., LLC dated August 30, 2024.
August Securities Purchase Agreement	Securities Purchase Agreement dated August 7, 2025, between Westwater Resources and certain institutional investors.
Board	The Board of Directors of Westwater Resources, Inc.
Cantor	Cantor Fitzgerald & Co.
Common Stock	Common stock of the Company, $0.001 par value per share.
Coosa Graphite Deposit	The Company’s graphite mineral deposit located near Rockford, Alabama.
CSPG	Coated spherical purified graphite.
EU Critical Raw Materials List	The list of raw materials that are crucial to the economy of the European Union published by the European Commission.
FASB	The Financial Accounting Standards Board.
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

June Securities Purchase Agreement	Securities Purchase Agreement dated June 13, 2025, between Westwater Resources and certain institutional investors.
Kellyton Graphite Plant	The Company’s planned battery-grade graphite processing facility near Kellyton, Alabama.
Lincoln Park	Lincoln Park Capital Fund, LLC.
NYSE American	NYSE American LLC.
R&D Lab	Research and development laboratory.
RSUs	Restricted stock units.
SEC	U.S. Securities and Exchange Commission.
Series A-1 Convertible Notes

On June 13, 2025, Westwater Resources, Inc. entered into the June Securities Purchase Agreement pursuant to which it issued the Series A-1 Senior Convertible Note in the aggregate principal amount of $5,000,000.

Series B-1 Convertible Notes

On August 7, 2025, Westwater Resources, Inc. entered into the August Securities Purchase Agreement pursuant to which it issued the Series B-1 Senior Convertible Notes in the aggregate principal amount of $5,000,000.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands of dollars, except share amounts)

(unaudited)

	June 30,	December 31,
	2025	2024
ASSETS

Current Assets:
Cash and cash equivalents	$6,704	$4,272
Prepaid and other current assets	620	591
Total Current Assets	7,324	4,863

Property, plant and equipment, at cost:
Property, plant and equipment	140,241	138,581
Less: Accumulated depreciation	(1,016)	(713)
Net property, plant and equipment	139,225	137,868
Operating lease right-of-use assets	152	217
Finance lease right-of-use assets	11	14
Other long-term assets	3,786	3,395
Total Assets	$150,498	$146,357

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$7,247	$9,517
Series A-1 Convertible Notes	5,000	—
Accrued liabilities	1,935	2,105
Operating lease liability, current	143	134
Finance lease liability, current	6	6
Total Current Liabilities	14,331	11,762

Operating lease liability, net of current	13	86
Finance lease liability, net of current	6	9
Other long-term liabilities	1,378	1,378
Total Liabilities	15,728	13,235

Commitments and Contingencies (see note 13)

Stockholders’ Equity:
Common Stock, 200,000,000 shares authorized, $0.001 par value
Issued shares - 78,439,226 and 64,830,081, respectively
Outstanding shares - 78,439,065 and 64,829,920, respectively	78	65
Paid-in capital	515,181	507,001
Accumulated deficit	(380,231)	(373,686)
Less: Treasury stock (161 shares), at cost	(258)	(258)
Total Stockholders’ Equity	134,770	133,122

Total Liabilities and Stockholders’ Equity	$150,498	$146,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in thousands of dollars, except share and per share amounts)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating Expenses:
Product development expenses	$(275)	$(281)	$(457)	$(596)
Exploration expenses	(3)	—	(10)	(11)
General and administrative expenses	(3,133)	(2,489)	(5,427)	(5,094)
Mineral property expenses	(10)	(6)	(10)	(6)
Depreciation and amortization	(154)	(62)	(306)	(124)
Total operating expenses	(3,575)	(2,838)	(6,210)	(5,831)

Non-Operating Expense:
Other expense, net	(294)	(981)	(335)	(886)
Total other expense	(294)	(981)	(335)	(886)

Net Loss	$(3,869)	$(3,819)	$(6,545)	$(6,717)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.07)	$(0.09)	$(0.12)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	75,983,998	57,427,333	71,974,217	56,757,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in thousands of dollars)

(unaudited)

	For the Six Months Ended June 30,
	2025	2024
Operating Activities:
Net loss	$(6,545)	$(6,717)
Reconciliation of net loss to cash used in operations:
Non-cash lease expense	65	59
Depreciation and amortization	306	124
Write-down of raw material inventory	—	694
Stock compensation expense	932	473
Effect of changes in operating working capital items:
(Increase) decrease in other long-term assets	(270)	2,934
Increase in prepaids and other current assets	(29)	(3,037)
Increase in payables and accrued liabilities	868	289
Net Cash Used In Operating Activities	(4,673)	(5,181)

Investing Activities:
Capital expenditures	(5,057)	(3,972)
Proceeds from sale of assets	257	750
Net Cash Used In Investing Activities	(4,800)	(3,222)

Financing Activities:
Proceeds from Series A-1 Convertible Notes	5,000	—
Payments on Series A-1 Convertible Notes issuance costs	(230)	—
Payment of debt issuance costs	(123)	—
Issuance of Common Stock, net of issuance costs	7,612	814
Payment of minimum withholding taxes on net share settlements of equity awards	(351)	(96)
Payments on finance lease liabilities	(3)	(3)
Net Cash Provided By Financing Activities	11,905	715

Net increase (decrease) in Cash and Cash Equivalents	2,432	(7,688)
Cash and Cash Equivalents, Beginning of Period	4,272	10,852
Cash and Cash Equivalents, End of Period	$6,704	$3,164

Supplemental Cash Flow Information
Accrued capital expenditures (at end of period)	3,242	4,996
Accrued debt issuance costs (at end of period)	1,629	—
Total Supplemental Cash Flow Information	$4,871	$4,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(expressed in thousands of dollars, except share amounts)

(unaudited)

Six months ended June 30, 2025	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances, December 31, 2024	64,830,081	$65	$507,001	$(373,686)	$(258)	$133,122
Net loss	—	—	—	(6,545)	—	(6,545)
Common Stock issued, net of issuance costs	12,258,771	12	7,600	—	—	7,612
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	1,350,374	1	931	—	—	932
Minimum withholding taxes on net share settlements of equity awards	—	—	(351)	—	—	(351)
Balances, June 30, 2025	78,439,226	$78	$515,181	$(380,231)	$(258)	$134,770

Three months ended June 30, 2025

Balances, March 31, 2025	72,096,701	$72	$511,429	$(376,362)	$(258)	$134,881
Net loss	—	—	—	(3,869)	—	(3,869)
Common Stock issued, net of issuance costs	5,906,582	6	3,000	—	—	3,006
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	435,943	—	760	—	—	760
Minimum withholding taxes on net share settlements of equity awards	—	—	(8)	—	—	(8)
Balances, June 30, 2025	78,439,226	$78	$515,181	$(380,231)	$(258)	$134,770

Six months ended June 30, 2024	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances, December 31, 2023	55,387,794	$55	$501,675	$(361,029)	$(258)	$140,443
Net loss	—	—	—	(6,717)	—	(6,717)
Common Stock issued, net of issuance costs	1,761,573	3	811	—	—	814
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	692,656	—	473	—	—	473
Minimum withholding taxes on net share settlements of equity awards	—	—	(96)	—	—	(96)
Balances, June 30, 2024	57,842,023	$58	$502,863	$(367,746)	$(258)	$134,917

Three months ended June 30, 2024

Balances, March 31, 2024	57,010,971	$57	$502,429	$(363,927)	$(258)	$138,301
Net loss	—	—	—	(3,819)	—	(3,819)
Common Stock issued, net of issuance costs	538,340	1	193	—	—	194
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	292,712	—	262	—	—	262
Minimum withholding taxes on net share settlements of equity awards	—	—	(21)	—	—	(21)
Balances, June 30, 2024	57,842,023	$58	$502,863	$(367,746)	$(258)	$134,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements (the “Interim Financial Statements”) for Westwater Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying Interim Financial Statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report. The Interim Financial Statements are unaudited. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2025.

Significant Accounting Policies

Series A-1 Convertible Notes

The Company follows FASB’s Accounting Standards Codification 480-10, Distinguishing Liabilities from Equity (“ASC 480”), in its evaluation of the accounting for the Series A-1 Convertible Notes.  In accordance with ASC 480, the Series A-1 Convertible Notes are considered a liability given the financial instrument embodies an unconditional obligation that the issuer must settle by issuing a variable number of its Common Stock with a fixed monetary amount known at inception.  The Company utilizes the estimated conversion period in classifying the Series A-1 Convertible Notes within current liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2025.

The Series A-1 Convertible Notes are reflected at fair value as the Company elected to measure these financial instruments with the Fair Value Option (see Note 7 Fair Value Measurements for further details). Each period, the fair value of the Series A-1 Convertible Notes is calculated and the resulting gains and losses from the change in fair value of the Series A-1 Convertible Notes unrelated to instrument specific credit risk are recognized within the Condensed Consolidated Statement of Operations, while the change in fair value related to instrument specific credit risk is recognized in other comprehensive income (“OCI”) (see Note 6 Series A-1 Convertible Notes for further details).

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

In November 2024, the FASB issued ASU 2024-04, “Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” (“ASU 2024-04”).  ASU 2024-04 clarifies requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion.  This ASU 2024-04 is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods.  Early adoption is permitted.  The Company is currently evaluating the potential impact of adopting this guidance on its Interim Financial Statements.

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

Management considered the following events and conditions in its going concern analysis. As of June 30, 2025, current liabilities exceeded current assets. Further, the Company last recorded revenues from operations in 2009. The Company expects to continue to incur cash losses as a result of construction activity at the Kellyton Graphite Plant and general and administrative expenses until operations commence at the Kellyton Graphite Plant.  If financing is not available to fund the construction of Phase I of the Kellyton Graphite Plant through the equity and debt capital markets or alternative financing sources, the Company may be required to reduce or severely curtail operations, change its planned business development strategies related to the Coosa Graphite Deposit and Phase I of the Kellyton Graphite Plant, alter the construction and commissioning timeline of Phase I of the Kellyton Graphite Plant, put the construction of Phase I of the Kellyton Graphite Plant on hold until additional funding is obtained, or seek strategic alternatives.  If the Company is required to abandon construction and development or alter its intended long-term plans related to the Kellyton Graphite Plant, the Company could be required to evaluate the recoverability of its long-lived assets.

Since 2009, the Company has relied on equity financings, debt financings and asset sales to fund its operations. During the quarter ended June 30, 2025, and through the date that these Interim Financial Statements were issued, the Company continued construction activities related to the Kellyton Graphite Plant. However, those certain construction activities have been significantly reduced from anticipated levels until the additional funding needed to complete Phase I of the Kellyton Graphite Plant is in place. The Company’s construction-related contracts include termination provisions at the Company’s election that do not obligate the Company to make payments beyond what is incurred by the third-party service provider through the date of such termination.  In its going concern analysis, the Company considered construction activity and related costs through the date that the Interim Financial Statements were issued.  Based on this analysis and excluding potential external funding opportunities and the Company’s current equity facility, the Company’s planned non-discretionary expenditures for one year past the issue date of these Interim Financial Statements exceed the cash on hand as of the date of these Interim Financial Statements.

On June 30, 2025, the Company’s cash balance was approximately $6.7 million. During the six months ended June 30, 2025, the Company sold 7.1 million shares of Common Stock for net proceeds of $4.4 million pursuant to the ATM Sales Agreement with H.C. Wainwright, and sold 5.1 million shares of Common Stock for net proceeds of $3.2 million pursuant to the 2024 Lincoln Park PA.  As of June 30, 2025, the Company has approximately $47.3 million remaining available for future sales under the ATM Sales Agreement and approximately $26.3 million remaining available for future sales under the 2024 Lincoln Park PA, subject to certain limitations contained with the Series A-1 Convertible Notes.   See Note 9 Common Stock for further details regarding the Company’s equity financing agreements.

On June 13, 2025, the Company entered into the June Securities Purchase Agreement with certain institutional investors (the “Investors”) under which the Company agreed to issue and sell in a registered public offering directly to the Investors, Series A-1 Convertible Notes in an aggregate principal amount of $5.0 million at a redemption value of 115% of the outstanding principal amount, which will be convertible into shares of the Company’s Common Stock.  See Note 6 Series A-1 Convertible Notes for further details regarding the Company’s Convertible Notes agreement.

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

3. PREPAID AND OTHER CURRENT ASSETS

As of June 30, 2025 and December 31, 2024, the Company had the following components within the “Prepaid and other current assets” line item on the Condensed Consolidated Balance Sheets.

	June 30,	December 31,
(thousands of dollars)	2025	2024
Prepaid and other current assets:
Prepaid insurance	$307	$90
Graphite flake inventory	206	460
Other current assets	107	41
Total prepaid and other current assets	$620	$591

As of June 30, 2025, inventory represents raw material inventory that is under contract to be sold within the next twelve months and for product sample production within the next twelve months.  Refer to Note 4 Inventory for further details.

4. INVENTORY

Inventory consisted of raw material of natural flake graphite concentrate provided by a third-party vendor totaling $0.2 million and $0.5 million as of June 30, 2025, and December 31, 2024, respectively.  For both periods, the raw material inventory balance is either under contract to be sold or will be used to produce samples within the next twelve months.  The full balance of inventory as of June 30, 2025, and December 31, 2024, is included in the “Prepaid and other current assets” line item on the Condensed Consolidated Balance Sheets.

The Company values the natural flake graphite concentrate at the lower of cost or net realizable value.  Net realizable value represents the estimated future sales price of the product based on current and long-term graphite prices, less the estimated costs to complete production and bring the product to sale. For sales of raw material inventory that will not be processed, the net realizable value is the contracted sales price. Write-downs of the natural flake graphite concentrate to net realizable value are reported as a component of costs applicable to sales or as a component of “other expense, net” if related to the sale of raw material inventory.  The Company reviews and evaluates the net realizable value and obsolescence on an annual basis or more frequently when events or changes in circumstances indicate that the related net realizable amounts may be lower than cost. For the three and six months ended June 30, 2025, there were no write-downs of the Company’s inventory.  For the three and six months ended June 30, 2024, the Company recognized a $0.7 million write-down of inventory based on the net realizable value of future committed sales of raw material inventory.

5. PROPERTY, PLANT AND EQUIPMENT

	Net Book Value of Property, Plant and Equipment at June 30, 2025
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Buildings	3,183	—	3,183
Other property, plant and equipment	3,984	11	3,995
Construction in progress	123,075	—	123,075
Total	$139,214	$11	$139,225

	Net Book Value of Property, Plant and Equipment at December 31, 2024
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Buildings	3,243	—	3,243
Other property, plant and equipment	2,364	13	2,377
Construction in progress	123,276	—	123,276
Total	$137,855	$13	$137,868

Construction in Progress

Construction in progress represents assets that are not ready for service or are in the construction stage. Assets are depreciated based on the estimated useful life of the asset once it is placed in service.

As part of Westwater’s design optimization of the Kellyton Graphite Plant, the Company determined that components of the asset group could be sold.  The cash proceeds received during the six months ended June 30, 2025 and 2024 totaled $0.3 million and $0.8 million, respectively, and is included within the Investing Activities section of the Condensed Consolidated Statement of Cash Flows.  As these assets were a component of the larger asset group, the Company did not recognize a triggering event for impairment.

Impairment of Property, Plant and Equipment

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. For the six months ended June 30, 2025, no events or changes in circumstance are believed to have impacted recoverability of the Company’s long-lived assets. Accordingly, it was determined that no interim impairment was necessary.  As discussed in Note 2 Liquidity and Going Concern, if the Company is required to abandon construction and development or alter its intended long-term plans related to the Kellyton Graphite Plant, the Company could be required to evaluate the recoverability of its long-lived assets.

6. SERIES A-1 CONVERTIBLE NOTES

On June 13, 2025, the Company entered into the June Securities Purchase Agreement with certain institutional investors under which the Company agreed to issue and sell in a registered public offering directly to the investors (the “June Offering”), convertible notes for an aggregate principal amount of $5,000,000 (the “Series A-1 Convertible Notes”), which will be convertible into shares of the Company’s Common Stock.

The June Securities Purchase Agreement contains customary representations, warranties and covenants. The Series A-1 Convertible Notes contain customary affirmative and negative covenants, including certain limitations on debt, liens, restricted payments, asset transfers, changes in the business and transactions with affiliates. The Series A-1 Convertible Notes also contain standard and customary events of default.

No Series A-1 Convertible Note may be converted to the extent that such conversion would cause a holder of such Series A-1 Convertible Note to become the beneficial owner of more than 9.99% of the then outstanding Common Stock, after giving effect to such conversion (the “Beneficial Ownership Cap”).

The Series A-1 Convertible Notes shall not bear interest except that upon the occurrence and during the continuance of an event of default. Upon the occurrence and during the continuance of an event of default, the interest rate on the Series A-1 Convertible Notes will be 18% per annum. Unless earlier converted, the Series A-1 Convertible Notes will mature on the twenty-four month anniversary of their respective issuance dates.  Additionally, the Series A-1 Convertible Notes have a financial covenant of maintaining a minimum balance of available cash of $2.25 million.

At any time after the issuance date, all amounts due under the Series A-1 Convertible Notes are convertible, in whole or in part, and subject to the Beneficial Ownership Cap, at a conversion price equal to $0.63, which is subject to customary adjustments upon any stock split, stock dividend, stock combination, recapitalization, subsequent issuances, and other events.  When a conversion occurs on an Installment Amount (as defined below), the conversion price is the lower of $0.63 or 92% of the lowest VWAP of the Common Stock during the five consecutive trading days prior to the Installment Date (as defined below).  As of June 30, 2025, approximately $1.0 million of the Series A-1 Convertible Notes was due but deferred by the investors.

Starting on the closing date, the Series A-1 Convertible Notes amortize in equal installments (each, an “Installment Amount”), and we will make monthly payments on the first trading day of each monthly anniversary commencing on the closing date through the maturity date (each, an “Installment Date”), payable in cash or shares of Common Stock, at the Company’s option. Upon the satisfaction of certain conditions, we may prepay outstanding Series A-1 Convertible Notes upon not less than 20 trading days’ written notice by paying an amount equal to the portion of the Series A-1 Convertible Notes being redeemed at a 115% premium.

Pursuant to the June Securities Purchase Agreement, the Company has agreed to seek stockholder approval of the issuance of conversion shares upon the future conversion of Series A-1 Convertible Notes, if any, that would exceed 19.99% of the Company’s issued and outstanding Common Stock, in order to comply with the rules and regulations of NYSE American. In connection with the obligation to seek such stockholder approval, the Company entered into voting agreements (each, “Voting Agreement”) with certain officers and directors of the Company, pursuant to which each such officer and director agreed to vote shares of Common Stock held by such person in favor of such stockholder proposal.

The Series A-1 Convertible Notes and shares of Common Stock issuable upon conversion of the Series A-1 Convertible Notes were offered and sold pursuant to a prospectus supplement which was filed on June 13, 2025, in connection with a “takedown” from the Company’s shelf registration statement on Form S-3.

The Company elected the Fair Value Option for the Series A-1 Convertible Notes (see Note 1 Significant Accounting Policies and Note 7 Fair Value Measurements for more details).

The shares of the Company’s Common Stock to be issued to settle the above liabilities is dependent on the share price at a future date, therefore, the Company followed FASB’s Accounting Standards Codification 260, Earnings Per Share (“ASC 260”) and determined the total number of potential future convertible shares using the if-converted method.  In accordance with the terms of the Series A-1 Convertible Notes, the highest conversion price is $0.63, subject to adjustment.  Assuming conversion at this price and using the if-converted method, the Series A-1 Convertible Notes were convertible into approximately 9,126,984 shares of the Company’s Common Stock at June 30, 2025.  This total number of shares could be higher if a conversion is made when the Company’s share price is lower.  See Note 12 Earnings Per Share for more information on the earnings per share.

7. FAIR VALUE MEASUREMENTS

Fair Value Measurements

The Company follows FASB’s Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), which defines “fair value” as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and establishes a fair-value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

●	Level 1 – Inputs based on unadjusted quoted market prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

●	Level 2 – Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.
●	Level 3 – Prices or valuation techniques requiring inputs that are both significant to the fair-value measurement and unobservable. Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are both unobservable for the asset and liability in the market and significant to the overall fair value measurement.

An asset’s or a liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Assets and liabilities measured at fair value are based on one or more of the following techniques noted in ASC 820:

●	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
●	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).
●	Income approach: Techniques to convert future amounts to a single present value amount based upon market expectations (including present value techniques, option pricing, and excess earnings models).

Recurring Fair Value Measurements

The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring basis.

	June 30, 2025
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current liabilities
Series A-1 Convertible Notes	$—	$—	$(5,000)	$(5,000)
Total current liabilities recorded at fair value	$—	$—	$(5,000)	$(5,000)

The fair value of the Series A-1 Convertible Notes is considered Level 3 as the Company considers unobservable inputs related to the probability of the occurrence of certain contingent redemption features in its determination of fair value.  While the probability of those features occurring did not significantly change from June 13, 2025 to June 30, 2025, future changes in those probabilities could significantly impact the fair value of the Series A-1 Convertible Notes.

The Company did not make any transfers into or out of Level 3 of the fair value hierarchy during the three or six month period ending June 30, 2025 and 2024.

There were no conversions or settlements made during the three and six month period ending June 30, 2025.  The Company’s carrying value and fair value for the Series A-1 Convertible Notes was $5.0 million as of June 30, 2025.

The change in fair-value related to the Series A-1 Convertible Notes from inception on June 13, 2025, to the period ending June 30, 2025, was immaterial and therefore no gain or loss was recognized within Net Loss or Other Comprehensive Income for the three and six months ending June 30, 2025.

8. ACCRUED LIABILITIES

As of June 30, 2025 and December 31, 2024, the Company had the following components within the “Accrued liabilities” line item on the Condensed Consolidated Balance Sheets.

	June 30,	December 31,
(thousands of dollars)	2025	2024
Accrued liabilities:
Accrued compensation	$1,331	$1,329
Liabilities related to Company insurance	174	50
Accrued legal fees	47	387
Other accrued liabilities	383	339
Total accrued liabilities	$1,935	$2,105

9. COMMON STOCK

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

During the three and six months ended June 30, 2025, the Company sold 4.6 million and 7.1 million shares of Common Stock for net proceeds of $2.4 million and $4.4 million, respectively, pursuant to the ATM Sales Agreement.  After the filing of the prospectus supplement on March 21, 2025, and as of June 30, 2025, the Company has approximately $47.3 million remaining available for future sales under the ATM Sales Agreement.

There were no sales of Common Stock pursuant to the ATM Sales Agreement for the three and six months ended June 30, 2024.

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

Under applicable rules of the NYSE American, in no event could the Company issue or sell to Lincoln Park under the 2024 Lincoln Park PA any shares of its Common Stock to the extent the issuance of such shares of Common Stock, when aggregated with all other shares of Common Stock issued pursuant to the 2024 Lincoln Park PA, would cause the aggregate number of shares of Common Stock issued pursuant to the 2024 Lincoln Park PA to exceed 19.99% of the shares of Common Stock outstanding immediately prior to the execution of the 2024 Lincoln Park PA without stockholder approval.  On May 27, 2025, the Company held its 2025 Annual Stockholders Meeting and obtained stockholder approval for the issuance of more than 19.99% of the shares of the Company’s Common Stock outstanding.

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

During the three and six months ended June 30, 2025, the Company sold 1.3 million and 5.1 million shares of Common Stock for net proceeds of $0.6 million and $3.2 million, respectively, pursuant to the 2024 Lincoln Park PA.  As of June 30, 2025, the Company has approximately $26.3 million remaining available for future sales, subject to the limitations noted above, pursuant to the 2024 Lincoln Park PA.

There were no sales of Common Stock pursuant to the 2024 Lincoln Park PA for the three and six months ended June 30, 2024.

10. STOCK-BASED COMPENSATION

Stock-based compensation awards consist of stock options, restricted stock units and bonus shares issued under the Company’s equity incentive plans, which include the 2013 Plan and the Inducement Plan.

The Company’s stockholders approved amendments to the 2013 Plan to increase the authorized number of shares of Common Stock available and reserved for issuance under the 2013 Plan by 3,000,000 shares on May 30, 2024, and an additional 20,000,000 shares on May 27, 2025.

Under the 2013 Plan, the Company may grant awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to eligible persons. Equity awards under the 2013 Plan are granted from time to time at the discretion of the Compensation Committee of the Board (the “Committee”), with vesting periods and other terms as determined by the Committee with a maximum term of 10 years. The 2013 Plan is administered by the Committee, which can delegate the administration to the Board, other committees or to such other officers and employees of the Company as designated by the Committee and permitted by the 2013 Plan. As of June 30, 2025, 48,281 shares were available for future issuances under the 2013 Plan.

The Inducement Plan provides for the grant of equity-based awards, including RSUs, restricted stock, performance shares and performance units. Under the Inducement Plan, the Company may grant equity awards for the sole purpose of recruiting and hiring new employees.  As of June 30, 2025, 114,429 shares were available for future issuances under the Inducement Plan.

The Company has elected to account for forfeitures as they occur rather than estimating forfeitures.  Expense associated with an award that is forfeited prior to vesting will be reversed accordingly. For the three and six months ended June 30, 2025, the Company recorded stock-based compensation expense of $0.8 million and $0.9 million, respectively.  For the three and six months ended June 30, 2024, the Company recorded stock-based compensation expense of $0.3 million and $0.5 million, respectively. Stock compensation expense is recorded in the “General and administrative expenses” line item within the Condensed Consolidated Statements of Operations.

Stock Options

Stock options are valued using the Black-Scholes option pricing model on the date of grant. The Company accounts for forfeitures upon occurrence.

The following table summarizes stock options outstanding for the six months ended June 30, 2025 and 2024:

	June 30, 2025		June 30, 2024
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Stock options outstanding at beginning of period	649,345	$1.91	424,826	$2.66
Granted	16,390	0.48	224,519	0.49
Stock options outstanding at end of period	665,735	1.88	649,345	1.91
Stock options exercisable at end of period	665,735	$1.88	424,826	$2.66

All options outstanding for the six months ended June 30, 2025, were issued and vested under the 2013 Plan.  The weighted average remaining term for stock options outstanding as of June 30, 2025, is approximately 9.2 years.

As of June 30, 2025, the Company did not have any non-vested stock options.

Restricted Stock Units

RSUs are granted with vesting conditions determined by the Compensation Committee of the Board.  Vesting conditions may include criteria such as time-based, performance-based, and/or a total shareholder return market condition. RSUs are valued at the fair value of the award on the date of grant, which is typically based on the closing share price of the Company’s Common Stock on the date of grant or using an advanced option-pricing model, such as a lattice model. The final number of shares issued under performance-based RSUs is generally based on the Company’s prior year performance as determined by the Compensation Committee at each vesting date.  The Company accounts for forfeitures upon occurrence and forfeited awards are available again for issuance under to the 2013 Plan.

The following table summarizes RSU activity for the six months ended June 30, 2025 and 2024:

	June 30,		June 30,
	2025		2024
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	RSUs	Fair Value	RSUs	Fair Value
Unvested RSUs at beginning of period	4,090,639	$0.60	1,773,058	$1.03
Granted	20,101,991	0.48	3,235,731	0.49
Forfeited/Expired	(142,139)	0.92	(6,784)	3.93
Vested	(1,826,582)	0.51	(884,817)	1.03
Unvested RSUs at end of period	22,223,909	$0.49	4,117,188	$0.60

As of June 30, 2025, the Company had $6.1 million of unrecognized compensation costs related to non-vested RSUs that will be recognized over a period of approximately 2.5 years.

11. OTHER EXPENSE, NET

For the three and six months ended June 30, 2025 and 2024, the Company had the following components within “Other expense, net” within the Condensed Consolidated Statement of Operations.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(thousands of dollars)	2025	2024	2025	2024
Other income (expense):
Sales of raw material inventory	$28	$982	$266	$1,124
Costs related to sales of raw material inventory	(28)	(1,336)	(266)	(1,506)
Write-down of raw material inventory	—	(694)	—	(694)
Interest income	27	65	70	191
Foreign exchange loss	(5)	(1)	$(4)	(3)
Other (expense) income	(316)	3	(401)	2
Total other expense, net	$(294)	$(981)	$(335)	$(886)

As part of Westwater’s design optimization of the Kellyton Graphite Plant, the Company determined that while it can utilize its current raw material graphite flake in inventory, a different size of natural graphite flake results in a better yield of CSPG, is more cost effective, and does not negatively impact finished product performance. As a result, the Company has entered into agreements to sell a portion of its raw material inventory. Sales of raw material inventory are recognized upon shipment. Because the Kellyton Graphite Plant is not currently operational and these agreements are not entered into in the Company’s ordinary course of business activities, the Company does not recognize these agreements as revenue under ASC 606. For the three and six months ended June 30, 2025, the Company recognized sales of raw material inventory of less than $0.1 million and $0.3 million, respectively, and related offsetting expenses of less than $0.1 million and $0.3 million, respectively.  For the three and six months ended June 30, 2024, the Company recognized sales of raw material inventory of $1.0 million and $1.1 million, respectively, and related offsetting expenses of $1.3 million and $1.5 million, respectively.

For the three and six months ended June 30, 2025, there was no write-down of inventory.  For each of the three and six months ended June 30, 2024, the Company recognized a write-down of inventory of $0.7 million to recognize the lower of cost or net realizable value related to raw material inventory that is under contract to be sold subsequent to June 30, 2024. Refer to Note 4 Inventory for further details.

For the three and six months ended June 30, 2025, the Company recognized interest income of less than $0.1 million and $0.1 million, respectively, in our investment account.  For the three and six months ended June 30, 2024, the Company recognized interest income of $0.1 million and $0.2 million, respectively, in our investment account.

Pursuant to electing the Fair Value Option accounting for the Series A-1 Convertible Notes (see Significant Accounting Policies within Note 1 Basis of Presentation for further details) the Company expensed related issuance costs of $0.3 million, which is included in “Other (expense) income” in the table above, for the three and six months ended June 30, 2025.

12. EARNINGS PER SHARE

Basic and diluted loss per common share have been calculated based on the weighted-average shares outstanding during the period. Additionally, 32,016,628 potentially dilutive shares, comprised of unvested RSUs, outstanding stock options and potential shares to be converted related to the Series A-1 Convertible Notes (see Note 6 Series A-1 Convertible Notes for more details) at the end of the period, were excluded from the calculation of earnings per share because the effect on the basic income per share would be anti-dilutive, as the Company had a net loss for the three and six months ended June 30, 2025.

13. COMMITMENTS AND CONTINGENCIES

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

As of June 30, 2025, the Company has entered into certain leases that have not yet commenced. Each of the leases relate to equipment to be used at the Kellyton Graphite Plant with lease terms of 5 years, which we expect to commence when we begin operations and take possession of the equipment. The net present value of such leases is approximately $1.2 million.

14. SEGMENT REPORTING

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

Kellyton Graphite Plant:

The Company will process natural graphite concentrate at the Kellyton Graphite Plant through a combination of sizing, shaping, spheroidization and classification. Once completed, the purification is expected to be performed using a proprietary purification process. The process uses a combination of technologies including a caustic bake, acid leach and thermal treatment, a process that allows for a smaller and more sustainable environmental footprint than that of a hydrofluoric acid (“HF”) leaching system, which is widely used by other graphite processing companies. Once the graphite is purified to a minimum graphite carbon content of 99.95%, the Company will coat the spherical graphite to manufacture the advanced graphite products it intends to sell. The process developed by Westwater is the subject of a patent application that received a Notice of Allowance (approved for issuance) on May 20, 2025, by the U.S. Patent and Trademark Office.

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

The following table summarizes segment assets as of June 30, 2025, and December 31, 2024:

	June 30,	December 31,
(thousands of dollars)	2025	2024
Assets:
Battery-grade graphite business segment assets	$142,934	$141,470
Corporate and other assets	7,564	4,887
Consolidated total assets	$150,498	$146,357

Expenditures for battery-grade graphite business segment assets	$5,057	$6,138

Expenditures for battery-grade graphite business segment assets for the three and six months ended June 30, 2025, were approximately $2.2 million and $5.1 million, respectfully.

The following tables summarize segment profit or loss and significant segment expenses for the three and six months ended June 30, 2025 and 2024:

Three months ended
	June 30, 2025
(thousands of dollars)	Battery-grade Graphite Segment	Corporate and Other	Consolidated Statements of Operations
Other expense, net	$(11)	$(283)	$(294)
Less:
Product development expenses	(275)	—	(275)
Exploration expenses	(3)	—	(3)
General and administrative expenses	(582)	(2,551)	(3,133)
Mineral property	(10)	—	(10)
Depreciation and amortization	(153)	(1)	(154)
Net loss	$(1,034)	$(2,835)	$(3,869)

	June 30, 2024
(thousands of dollars)	Battery-grade Graphite Segment	Corporate and Other	Consolidated Statements of Operations
Other (expense) income, net	$(1,044)	$63	$(981)
Less:
Product development expenses	(281)	—	(281)
Exploration expenses	—	—	—
General and administrative expenses	(481)	(2,008)	(2,489)
Mineral property	(6)	—	(6)
Depreciation and amortization	(61)	(1)	(62)
Net loss	$(1,873)	$(1,946)	$(3,819)

Six months ended
	June 30, 2025
(thousands of dollars)	Battery-grade Graphite Segment	Corporate and Other	Consolidated Statements of Operations
Other expense, net	$(296)	$(39)	$(335)
Less:
Product development expenses	(457)	—	(457)
Exploration expenses	(10)	—	(10)
General and administrative expenses	(1,058)	(4,369)	(5,427)
Mineral property	(10)	—	(10)
Depreciation and amortization	(304)	(2)	(306)
Net loss	$(2,135)	$(4,410)	$(6,545)

	June 30, 2024
(thousands of dollars)	Battery-grade Graphite Segment	Corporate and Other	Consolidated Statements of Operations
Other (expense) income, net	$(1,073)	$187	$(886)
Less:
Product development expenses	(596)	—	(596)
Exploration expenses	(11)	—	(11)
General and administrative expenses	(1,099)	(3,995)	(5,094)
Mineral property	(6)	—	(6)
Depreciation and amortization	(121)	(3)	(124)
Net loss	$(2,906)	$(3,811)	$(6,717)

15. SUBSEQUENT EVENT

Series B-1 Convertible Notes

On August 7, 2025, the Company entered into a securities purchase agreement, under which the Company agreed to issue and sell in a registered public offering directly to the same institutional investors that participated in the Series A-1 Convertible Notes, convertible notes for an aggregate principal amount of $5.0 million (“Series B-1 Convertible Notes”), which will be convertible into shares of the Company’s Common Stock.

The Series B-1 Convertible Notes have the same terms as the Series A-1 Convertible Notes, except that the Series B-1 Convertible Notes have a conversion price equal to $0.83, which is subject to customary adjustments upon any stock split, stock dividend, stock combination, recapitalization, subsequent issuances, and other events. Starting on the closing date, the Series B-1 Convertible Notes amortize in installments, and we will make monthly payments on the first trading day of each monthly anniversary commencing on the closing date through the maturity date, payable in cash or shares of common stock. Upon the satisfaction of certain conditions, we may prepay outstanding Series B-1 Convertible Notes upon not less than 20 trading days’ written notice by paying an amount equal to the portion of the Series B-1 Convertible Notes being redeemed at a 115% premium.

The Company has agreed to seek stockholder approval for the issuance of conversion shares upon the future conversion of the Series A-1 and Series B-1 Convertible Notes, if any, that would exceed 19.99% of the Company’s issued and outstanding Common Stock, in order to comply with the rules and regulations of NYSE American.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and financial condition of Westwater for the three and six months ended June 30, 2025, has been prepared based on information available to us as of August 13, 2025. This discussion should be read in conjunction with the unaudited Interim Financial Statements and Notes thereto included herewith and the audited consolidated financial statements of Westwater for the period ended December 31, 2024, and the related notes thereto included in our Annual Report, which were prepared in accordance with U.S. GAAP. This management’s discussion and analysis contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements” herein.

INTRODUCTION

Westwater Resources, Inc., originally incorporated in 1977, is an energy technology and critical minerals company focused on developing battery-grade natural graphite materials through its two primary projects, the Kellyton Graphite Plant and the Coosa Graphite Deposit, both located in Coosa County, Alabama. Once operational, Westwater expects the Kellyton Graphite Plant to process natural flake graphite and, based on current studies and estimates, produce 12,500 metric tons (“mt”) per year of CSPG in Phase I of the Kellyton Graphite Plant, primarily for use in lithium-ion batteries. Westwater also holds mineral rights to explore and potentially mine the Coosa Graphite Deposit, which Westwater anticipates will eventually provide natural graphite flake concentrate to the Kellyton Graphite Plant.

RECENT DEVELOPMENTS

Customer Engagement Update

The global landscape for the U.S. supply of critical materials including natural graphite continues to evolve.  One of the key benefits of moving to a domestic supply source for battery grade natural graphite – security of supply – appears to be resonating with U.S. cell makers and electric vehicle OEMs.  Westwater is responding to outreaches from these companies as they weigh the impact of changes and potential changes to global tariffs and the Inflation Reduction Act, along with ongoing announcements declaring the importance of U.S.-based critical material supply chains.

As previously announced, the Company has secured offtake agreements for 100% of its anticipated Phase I production capacity and partially committed a portion of its anticipated Phase II production capacity from its Kellyton Graphite Plant.

Westwater is experiencing increased customer interest in Phase II production, which we believe is the result of tariffs and tariff uncertainty and a desire to secure domestic supply of CSPG.  Westwater continues to engage with current and other potential customers by providing samples of CSPG produced by the Company for testing and evaluation, hosting site tours of the Kellyton Graphite Plant, and having technical product development and commercial discussions.  Feedback from certain potential customers indicates that Westwater’s material meets their initial specifications, and has resulted in the Company providing additional, or in some cases, larger product samples to these potential customers.  Most of these customers and potential customers are the largest lithium-ion battery suppliers or vehicle manufacturers in the world.

Kellyton Graphite Plant – Construction and Estimated Cost Update

Total expected costs for Phase I of the Kellyton Graphite Plant remain at $245 million.  During the second quarter of 2025, construction activities at the Kellyton Graphite Plant consisted of installing equipment and electrical work to set up the power distribution center, moving off power generators, and tapping into the Alabama power grid.  As of the end of the second quarter of 2025, we have received approximately 85% of the Phase I equipment, installed micronization (sizing) and spheroidization (shaping) mills in the SG building and commissioned and started up one micronization and spheroidization mill during the quarter.  In addition, we continue to install peripheral support equipment surrounding the micronization and spheroidization mills in the SG building.  Westwater has constructed and continues to operate its R&D Lab. The R&D Lab allows Westwater to continue product development and optimization with potential customers, and to perform additional quality control tests.  It also affords greater flexibility to optimize future samples in accordance with customer specifications.

Since inception of the project, and inclusive of liabilities as of June 30, 2025, the Company has incurred costs of approximately $124.4 million.  The Company has continued construction activities related to Phase I of the Kellyton Graphite Plant at a measured pace during the second quarter of 2025 and expects to continue this approach to construction activities, until receipt of the additional funding needed to complete construction of Phase I of the Kellyton Graphite Plant.  The Company expects to provide an update on construction timing once, and if, the additional funding is secured.

Qualification Line Development at Kellyton Graphite Plant

During the first half of the year, Westwater operated its qualification line at the Kellyton Graphite Plant and produced and completed multiple samples of over 1 mt of CSPG for customers for pre-production cell trials and testing.  In the second quarter, the Company continued to make improvements to the qualification line to improve cycle times and graphite flow rates to optimize the capability of the qualification line.

Samples produced on the qualification line are representative of CSPG mass production. The Company expects that the operation of the qualification line will allow Westwater to supply its customers bulk samples of CSPG in 1 to 10 mt batches for cell qualification activities while the Company completes the construction of Phase I of the Kellyton Graphite Plant. The line will also be used to train Westwater’s operations team which the Company expects will expedite the commissioning and startup of the Kellyton Graphite Plant.  In the second quarter, Westwater started the onsite commissioning of one of the micronizer mills and one of the shaping mills that will be used in conjunction with the qualification line to produce additional samples for customers until the mills are eventually used in the mass production line when the Kellyton Graphite Plant is complete and operational.

Debt Financing Update

The Company, along with its investment banker, continues to work on completing the syndication of a secured debt facility for approximately $150 million to finance the completion of construction of Phase I of the Kellyton Graphite Plant. The Company is progressing through each of the lenders’ various due diligence and approval processes.

During the second quarter, Westwater continued the process to potentially syndicate the loan, which included advancing loan documentation, advancing the technical readiness level of Phase I, updating technical due diligence using an independent third-party engineering firm, responding to diligence requests from multiple lenders interested in joining the syndicate, hosting interested lenders at the Kellyton Graphite Plant site in Alabama, and advancing the identification and selection of a backup feedstock supplier.

During 2025, changes in government incentives and tariffs announced by the U.S. federal government, the EU, Canada, Mexico, and China have created concerns regarding domestic EV adoption rates, and general uncertainty in the capital markets, which has impacted the syndication process. Also, there were protests earlier this year at our feedstock supplier.  Our feedstock supplier has since announced resolution of the protests and recommenced production in the second quarter of 2025. Westwater has continued progress, and is at an advanced stage in securing a backup feedstock supplier.

Closing a syndicated debt facility for Phase I of the Kellyton Plant is subject to customary agreement on completing the syndication, final due diligence and investment committee approval by other potential lenders in the syndicate, and final loan conditions and terms.  No assurance can be given that the Company will ultimately enter into the secured debt facility, or that financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company.

In April 2025, Westwater received a letter of interest from Export-Import Bank of the United States (“EXIM”) related to its Kellyton Graphite Plant, under the “Make More in America Initiative” and the “China and Transformational Exports Program.” The letter of interest is separate from the Phase I debt syndication process discussed above, but could be an additional source of funding. Following the receipt of the letter of interest, Westwater began further engagement with EXIM.  After the end of the second quarter of 2025, Westwater formally submitted its EXIM loan application, which starts the due diligence process.

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

Westwater commenced a strategic financing review process for the Coosa Graphite Deposit in the first quarter of 2024. This strategic financing review process seeks to identify investment sources and partners for the Coosa Graphite Deposit, and may include review of strategic investment partners or other strategic transactions.  Since starting this strategic review process for the Coosa Graphite Deposit, Westwater has hosted several potential investment sources at the Coosa Graphite Deposit.  We believe that further advancement and evaluation of sources of investment capital for Coosa will occur following the close of Phase I financing of the Kellyton Graphite Plant.

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

Further, the U.S. Department of Commerce (“DOC”) issued a preliminary determination in the anti-dumping investigation of graphite-based anode materials imported from the People’s Republic of China. The July 2025 preliminary determination concluded that Chinese producers have been selling graphite-based anode materials into the U.S. market at unfairly low prices, and as a result, proposed an anti-dumping duty of 93.5% on Chinese graphite-based anode materials.  This ruling followed a May 2025 ruling addressing countervailing duties which has been subsequently amended to add a countervailing duty rate of 11.55%. Westwater believes these tariffs, duties and export restrictions continue to highlight the supply-chain risk for the U.S. and other countries related to natural graphite products and could provide an opportunity for Westwater.

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

Equity Financings

Capital Raises during the three and six months ended June 30, 2025

During the three and six months ended June 30, 2025, the Company sold 4.6 million and 7.1 million shares of Common Stock for net proceeds of $2.4 million and $4.4 million, respectively, pursuant to the ATM Sales Agreement, and sold 1.3 million and 5.1 million shares of Common Stock for net proceeds of $0.6 million and $3.2 million, respectively, pursuant to the 2024 Lincoln Park PA.

See Note 9 Common Stock to the Interim Financial Statements for additional information.

RESULTS OF OPERATIONS

Summary

Our net loss for the three months ended June 30, 2025, was $3.9 million, or $0.05 per share, as compared with a net loss of $3.8 million, or $0.07 per share for the same period in 2024. The $0.1 million increase in our net loss was primarily due to an increase in stock compensation expense, issuance costs related to the Series A-1 Convertible Notes issued in the second quarter of 2025, and more depreciation expense resulting from the qualification line, which was placed in service in January of 2025. These increases were offset by other expenses in the prior comparable period related to a loss on sales and a write-down of raw material inventory.

Our net loss for the six months ended June 30, 2025, was $6.5 million, or $0.09 per share, as compared with a net loss of $6.7 million, or $0.12 per share for the same period in 2024. The $0.2 million decrease in our net loss was primarily due to other expenses recorded in the prior comparable period related to a loss on sales and a write-down of raw material inventory and less product development expenses in the current period.  The decreases were partially offset by an increase in stock compensation expense, issuance costs related to the Series A-1 Convertible Notes issued in the second quarter of 2025, more depreciation expense resulting from the qualification line, which was placed in service in January 2025, and less interest income.

Product Development Expenses

Product development expenses for the three months ended June 30, 2025, were $0.3 million and remained essentially flat compared to the same period in 2024. Product development expenses for the six months ended June 30, 2025, were $0.5 million, a decrease of $0.1 million compared to the same period in 2024. Product development expenses for the three and six months ended June 30, 2025 and 2024, related primarily to sample production of battery-grade natural graphite products for evaluation by current and potential customers.

Exploration Expenses

Exploration expenses for the three and six months ended June 30, 2025, remained essentially flat compared to the same periods in 2024.

General and Administrative Expenses

General and administrative expenses for the three and six months ended June 30, 2025, increased by $0.6 million and $0.3 million, respectively, compared to the same periods in 2024, primarily due to an increase in stock compensation expense and a decrease in capitalized payroll costs resulting from reduced levels of construction activity, partially offset by cost saving initiatives enacted while the Company is working to complete the syndication of a loan to fund the remaining construction of Phase I of the Kellyton Graphite Plant.

Other Expense, net

Other expense, net for the three months ended June 30, 2025, was $0.3 million, compared to other expense, net of $1.0 million for the same period in 2024. Other expense, net for the six months ended June 30, 2025, was $0.3 million, compared to other expense, net of $0.9 million for the same period in 2024. The change in other expense, net for both periods is primarily due to other expenses in the prior comparable periods related to a loss on sales and a write-down of raw material inventory; partially offset by issuance costs related to the Series A-1 Convertible Notes issued in the second quarter of 2025.

FINANCIAL POSITION

Operating Activities

Net cash used in operating activities of $4.7 million for the six months ended June 30, 2025, represents a decrease of $0.5 million compared to the same period in 2024. The decrease in cash used in operating activities was primarily due to changes in other working capital.

Investing Activities

Net cash used in investing activities increased by $1.6 million for the six months ended June 30, 2025, as compared to the same period in 2024. For both periods, the investing activity represents construction capital expenditures as the Company continues a managed approach to construction activity while seeking debt financing to fund the remaining construction of Phase I of the Kellyton Graphite Plant, slightly offset by cash received from sales of assets. See Note 5 Property, Plant and Equipment for further details.

Financing Activities

Net cash provided by financing activities increased by $11.2 million for the six months ended June 30, 2025, as compared to the same period in 2024.  The increase was primarily due to net cash proceeds received for the Series A-1 Convertible Notes issued in the second quarter of 2025 and an increase in shares of Common Stock sold under the ATM Sales Agreement and 2024 Lincoln Park PA during the six months ended June 30, 2025, compared to the same period in 2024.

LIQUIDITY AND CAPITAL RESOURCES

Since 2009, the Company has not recorded revenue from operations and, as of June 30, 2025, current liabilities exceeded current assets.  As such, Westwater is subject to the risks associated with development stage companies.  Management expects to continue to incur cash losses as a result of construction activity at the Kellyton Graphite Plant and general and administrative expenses until operations commence at the Kellyton Graphite Plant.  If financing is not available to fund the construction of Phase I of the Kellyton Graphite Plant through the equity and debt capital markets or alternative financing sources, the Company may be required to reduce or severely curtail operations, change its planned business development strategies related to the Coosa Graphite Deposit and Phase I of the Kellyton Graphite Plant, alter the construction and commissioning timeline of Phase I of the Kellyton Graphite Plant, put the construction of Phase I of the Kellyton Graphite Plant on hold until additional funding is obtained, or seek strategic alternatives.  If the Company is required to abandon construction and development or alter its intended long-term plans related to the Kellyton Graphite Plant, the Company could be required to evaluate the recoverability of its long-lived assets.

The Company has relied on equity financings, debt financings and asset sales to fund its operations. During the six months ended June 30, 2025, and through the date that the Interim Financial Statement were issued, the Company continued construction activities related to the Kellyton Graphite Plant. However, those construction activities have been significantly reduced from anticipated levels until the additional funding needed to complete Phase I of the Kellyton Graphite Plant is in place.  The Company’s construction-related contracts include termination provisions at the Company’s election that do not obligate the Company to make payments beyond what is incurred by the third-party service provider through the date of such termination. In its going concern analysis, the Company considered construction activity and related costs through the date that the Interim Financial Statements were issued.  Based on this analysis and excluding potential external funding opportunities and the Company’s current equity facility, the Company’s planned non-discretionary expenditures for one year past the issue date of these Interim Financial Statements exceed the cash on hand as of the date of these Interim Financial Statements.  See Note 2 Liquidity and Going Concern to the Interim Financial Statements for additional information.

On June 30, 2025, the Company’s cash balance was approximately $6.7 million. During the six months ended June 30, 2025, the Company sold 7.1 million shares of Common Stock for net proceeds of $4.4 million pursuant the ATM Sales Agreement and sold 5.1 million shares of Common Stock for net proceeds of $3.2 million pursuant to the 2024 Lincoln Park PA.  As of June 30, 2025, the Company has approximately $47.3 million remaining available for future sales under the ATM Sales Agreement and $26.3 million remaining available for future sales under the 2024 Lincoln Park PA, subject to certain limitations contained with the Series A-1 Convertible Notes.

On June 13, 2025, the Company entered into the June Securities Purchase Agreement pursuant to which the Company sold the Series A-1 Convertible Notes for up to an aggregate principal amount of $5.0 million.  In addition, on August 7, 2025, the Company entered into the August Securities Purchase Agreement pursuant to which the Company sold the Series B-1 Convertible Notes for an aggregate principal amount of $5.0 million.  As of August 11, 2025, the Company’s cash balance was approximately $12.5 million.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the adequacy of funding, liquidity, access to capital, financing activities, the timing or occurrence of any future drilling or production from the Company’s properties, economic conditions, the strategic goals of the business, costs of any phase of development or operational line at the Kellyton Graphite Plant and estimated construction and commissioning timelines and completion dates, the start date for the mining of the Coosa Graphite Deposit, and the Company’s anticipated cash burn rate and capital requirements. Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” “target” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

●	the spot price and long-term contract price of graphite (both flake graphite feedstock and purified graphite products) and vanadium, and the world-wide supply and demand of graphite and vanadium;
●	the effects, extent and timing of the entry of additional competition in the markets in which we operate;
●	our ability to obtain or maintain contracts or other agreements with customers;
●	available sources and transportation of graphite feedstock;
●	the ability to control costs and avoid cost and schedule overruns during the development, construction and operation of the Kellyton Graphite Plant;
●	the ability to construct and operate the Kellyton Graphite Plant in accordance with the requirements of permits and licenses and the requirements of tax credits and other incentives;

●	the effects of inflation, including labor shortages and supply chain disruptions;
●	rising interest rates and the associated impact on the availability and cost of financing sources;
●	uncertainty in debt and equity capital markets and the associated impact on the availability and cost of financing sources;
●	the availability and supply of equipment and materials needed to construct the Kellyton Graphite Plant;
●	stock price volatility;
●	changes in the U.S. administration or government regulation of the mining and manufacturing industries in the U.S.;
●	unanticipated geopolitical, geological, processing, regulatory and legal or other problems we may encounter;
●	the results of our exploration activities, and the possibility that future exploration results may be materially less promising than initial exploration results;
●	any graphite or vanadium discoveries not being in high enough concentration to make it economic to extract the minerals;
●	our ability to finance growth plans;
●	our ability to obtain and maintain rights of ownership or access to our mining properties;
●	currently pending or new litigation or arbitration;
●	recent changes in legislation, regulations and economic conditions regarding tariffs, the implementation of the new U.S. Department of Governmental Efficiency (“DOGE”) and related DOGE budget and spending cuts and the potential that this affects the demand for our products or our cost or ability to produce or sell them;
●	the potential impact that foreign country tariffs may have on our construction costs or ability to (i) source and procure necessary raw materials for the manufacture and provision of our products and services; and (ii) sell and deliver our products to such foreign countries; and
●	our ability to maintain and timely receive mining, manufacturing, and other permits from regulatory agencies.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2025.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three month June 30, 2025, that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3, “Legal Proceedings,” in our Annual Report. There have been no material changes to the legal proceedings previously disclosed in the Annual Report.

ITEM 1A. RISK FACTORS

An investment in our Common Stock involves various risks.  When considering an investment in us, careful consideration should be given to the risk factors discussed in Risk Factors in Item 1A in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

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

10.1

Securities Purchase Agreement dated June 13, 2025, between Westwater Resources, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 13, 2025).

10.2

Form of Series A-1 Convertible Note dated June 13, 2025, between Westwater Resources, Inc. issued by Westwater Resources, Inc. to the holder (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 13, 2025).

10.3

Form of Voting Agreement dated June 13, 2025, between Westwater Resources, Inc. and the stockholder party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 13, 2025).

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

WESTWATER RESOURCES, INC.

Dated: August 13, 2025	By:	/s/ Frank Bakker
Frank Bakker
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2025	By:	/s/ Steven M. Cates
Steven M. Cates
Chief Financial Officer and Senior Vice President - Finance (Principal Financial Officer and Principal Accounting Officer)