Form 10-Q
period 2025-09-30
WESTWATER RESOURCES, INC.
filed 2025-11-12
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	117,989,464 as of November 12, 2025

WESTWATER RESOURCES, INC.

DEFINITIONS

When used in this Form 10-Q, the following terms have the meaning indicated.

Term	Meaning
Additional Commitment Shares	Pursuant to the 2024 Lincoln Park PA and in connection with each purchase of Common Stock by Lincoln Park, the Company may issue to Lincoln Park up to an additional 600,000 shares of Common Stock.
Annual Report	Westwater Resources, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024.
ASU	FASB Accounting Standards Update.
ATM Offering Agreement	Controlled Equity Offering Sale Agreement between Westwater Resources and Cantor Fitzgerald & Co. dated April 14, 2017 and terminated effective August 29, 2024.
ATM Sales Agreement	At The Market Offering Agreement between Westwater Resources and H.C. Wainwright & Co., LLC dated August 30, 2024.
August Securities Purchase Agreement	Securities Purchase Agreement dated August 7, 2025, between Westwater Resources and certain institutional investors.
Board	The Board of Directors of Westwater Resources, Inc.
Cantor	Cantor Fitzgerald & Co.
Common Stock	Common stock of the Company, $0.001 par value per share.
Convertible Notes	Together, the Series A-1 Convertible Notes and the Series B-1 Convertible Notes.
Coosa Graphite Deposit	The Company’s graphite mineral deposit located near Rockford, Alabama.
CSPG	Coated spherical purified graphite.
EU Critical Raw Materials List	The list of raw materials that are crucial to the economy of the European Union published by the European Commission.
EV	Electric Vehicle.
FASB	The Financial Accounting Standards Board.
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
Series A-1 Convertible Notes

On June 13, 2025, Westwater Resources, Inc. entered into the June Securities Purchase Agreement pursuant to which it issued the Series A-1 Senior Convertible Notes in the aggregate principal amount of $5,000,000.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands of dollars, except share amounts)

(unaudited)

	September 30,	December 31,
	2025	2024
ASSETS

Current Assets:
Cash and cash equivalents	$12,907	$4,272
Prepaid and other current assets	501	591
Total Current Assets	13,408	4,863

Property, plant and equipment, at cost:
Property, plant and equipment	141,476	138,581
Less: Accumulated depreciation	(1,259)	(713)
Net property, plant and equipment	140,217	137,868
Operating lease right-of-use assets	118	217
Finance lease right-of-use assets	10	14
Other long-term assets	3,981	3,395
Total Assets	$157,734	$146,357

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$6,871	$9,517
Series A-1 Convertible Notes	5,715	—
Series B-1 Convertible Notes	4,210	—
Accrued liabilities	1,404	2,105
Operating lease liability, current	121	134
Finance lease liability, current	6	6
Total Current Liabilities	18,327	11,762

Operating lease liability, net of current	—	86
Finance lease liability, net of current	5	9
Other long-term liabilities	1,378	1,378
Total Liabilities	19,710	13,235

Commitments and Contingencies (see Note 13)

Stockholders’ Equity:
Common Stock, 200,000,000 shares authorized, $0.001 par value
Issued shares - 91,944,419 and 64,830,081, respectively
Outstanding shares - 91,944,258 and 64,829,920, respectively	92	65
Paid-in capital	528,257	507,001
Accumulated deficit	(390,067)	(373,686)
Less: Treasury stock (161 shares), at cost	(258)	(258)
Total Stockholders’ Equity	138,024	133,122

Total Liabilities and Stockholders’ Equity	$157,734	$146,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in thousands of dollars, except share and per share amounts)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating Expenses:
Product development expenses	$(370)	$(254)	$(827)	$(850)
Exploration expenses	(2)	—	(12)	(11)
General and administrative expenses	(3,451)	(2,425)	(8,878)	(7,519)
Mineral property expenses	(13)	(13)	(23)	(19)
Depreciation and amortization	(244)	(63)	(550)	(187)
Total operating expenses	(4,080)	(2,755)	(10,290)	(8,586)

Non-Operating Expense:
Other expense, net	(5,756)	(353)	(6,091)	(1,239)
Total other expense	(5,756)	(353)	(6,091)	(1,239)

Net Loss	$(9,836)	$(3,108)	$(16,381)	$(9,825)

BASIC AND DILUTED LOSS PER SHARE	$(0.12)	$(0.05)	$(0.21)	$(0.17)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	85,365,377	58,435,205	76,486,989	57,320,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in thousands of dollars)

(unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Operating Activities:
Net loss	$(16,381)	$(9,825)
Reconciliation of net loss to cash used in operations:
Non-cash lease expense	99	88
Depreciation and amortization	550	187
Write-down of raw material inventory	—	964
Stock compensation expense	2,404	920
Series A-1 Convertible Notes loss	4,310	—
Series B-1 Convertible Notes loss	1,514	—
Effect of changes in operating working capital items:
(Increase) decrease in other long-term assets	(477)	3,171
Increase (decrease) in prepaids and other current assets	90	(358)
Increase (decrease) in payables and accrued liabilities	(42)	1,093
Net Cash Used In Operating Activities	(7,933)	(3,760)

Investing Activities:
Capital expenditures	(6,241)	(5,036)
Proceeds from sale of assets	257	1,500
Net Cash Used In Investing Activities	(5,984)	(3,536)

Financing Activities:
Issuance of Common Stock, net of issuance costs	13,350	1,089
Proceeds from Series A-1 Convertible Notes	5,000	—
Proceeds from Series B-1 Convertible Notes	5,000	—
Payment of Convertible Notes issuance costs	(304)	—
Payment of debt issuance costs	(139)	—
Payment of minimum withholding taxes on net share settlements of equity awards	(351)	(96)
Payments on finance lease liabilities	(4)	(4)
Net Cash Provided By Financing Activities	22,552	989

Net increase (decrease) in Cash and Cash Equivalents	8,635	(6,307)
Cash and Cash Equivalents, Beginning of Period	4,272	10,852
Cash and Cash Equivalents, End of Period	$12,907	$4,545

Supplemental Cash Flow Information
Accrued capital expenditures (at end of period)	3,293	5,790
Common Stock issued for Series A-1 Convertible Notes	3,576	—
Common Stock issued for Series B-1 Convertible Notes	2,304	—
Accrued debt issuance costs (at end of period)	1,619	—
Total Supplemental Cash Flow Information	$10,792	$5,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(expressed in thousands of dollars, except share amounts)

(unaudited)

Nine months ended September 30, 2025	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances, December 31, 2024	64,830,081	$65	$507,001	$(373,686)	$(258)	$133,122
Net loss	—	—	—	(16,381)	—	(16,381)
Common Stock issued, net of issuance costs	18,956,011	19	13,331	—	—	13,350
Common Stock issued for Series A-1 Convertible Notes	3,695,010	4	3,572	—	—	3,576
Common Stock issued for Series B-1 Convertible Notes	3,112,943	3	2,301	—	—	2,304
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	1,350,374	1	2,403	—	—	2,404
Minimum withholding taxes on net share settlements of equity awards	—	—	(351)	—	—	(351)
Balances, September 30, 2025	91,944,419	$92	$528,257	$(390,067)	$(258)	$138,024

Three months ended September 30, 2025

Balances, June 30, 2025	78,439,226	$78	$515,181	$(380,231)	$(258)	$134,770
Net loss	—	—	—	(9,836)	—	(9,836)
Common Stock issued, net of issuance costs	6,697,240	7	5,731	—	—	5,738
Common Stock issued for Series A-1 Convertible Notes	3,695,010	4	3,572	—	—	3,576
Common Stock issued for Series B-1 Convertible Notes	3,112,943	3	2,301	—	—	2,304
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	—	—	1,472	—	—	1,472
Balances, September 30, 2025	91,944,419	$92	$528,257	$(390,067)	$(258)	$138,024

Nine months ended September 30, 2024	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances, December 31, 2023	55,387,794	$55	$501,675	$(361,029)	$(258)	$140,443
Net loss	—	—	—	(9,825)	—	(9,825)
Common Stock issued, net of issuance costs	2,738,727	4	1,161	—	—	1,165
Common Stock issued for commitment fees	600,000	—	(76)	—	—	(76)
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	692,656	—	920	—	—	920
Minimum withholding taxes on net share settlements of equity awards	—	—	(96)	—	—	(96)
Balances, September 30, 2024	59,419,177	$59	$503,584	$(370,854)	$(258)	$132,531

Three months ended September 30, 2024

Balances, June 30, 2024	57,842,023	$58	$502,863	$(367,746)	$(258)	$134,917
Net loss	—	—	—	(3,108)	—	(3,108)
Common Stock issued, net of issuance costs	977,154	1	350	—	—	351
Common Stock issued for commitment fees	600,000	—	(76)	—	—	(76)
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	—	—	447	—	—	447
Balances, September 30, 2024	59,419,177	$59	$503,584	$(370,854)	$(258)	$132,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements (the “Interim Financial Statements”) for Westwater Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying Interim Financial Statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report. The Interim Financial Statements are unaudited. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2025.

Significant Accounting Policies

Convertible Notes

The Company follows FASB’s Accounting Standards Codification 480-10, Distinguishing Liabilities from Equity (“ASC 480”), in its evaluation of the accounting for the Convertible Notes.  In accordance with ASC 480, the Convertible Notes are considered a liability given the financial instrument embodies an unconditional obligation that the issuer must settle by issuing a variable number of its Common Stock with a fixed monetary amount known at inception.  The Company utilizes the estimated conversion period in classifying the Convertible Notes within current liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2025.

The Convertible Notes are reflected at fair value as the Company elected to measure these financial instruments with the Fair Value Option for the entirety of the Convertible Notes given that the embedded conversion elements would likely require bifurcation (see Note 7 Fair Value Measurements for further details). Each period, the fair values of the Convertible Notes are calculated and the resulting gains and losses from the change in fair values of the Convertible Notes unrelated to instrument specific credit risk are recognized within the Condensed Consolidated Statement of Operations, while the changes in fair values related to instrument specific credit risk, if any, are recognized in other comprehensive income. Any related issuance costs are expensed as incurred as a result of electing the Fair Value Option (see Note 6 Convertible Notes for further details).

Significant accounting policies are detailed in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements within our Annual Report.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" (“ASU 2023-07”), which is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements. The Company adopted this standard on a retrospective basis within our Annual Report, which resulted in expanded segment disclosures in our Annual Report and Interim Financial Statements.

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

Recently Issued Accounting Pronouncements

In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”).  ASU 2025-06 is intended to improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods, including methods that entities may use to develop software in the future.  The amendments require that an entity capitalize software costs when both management has authorized and committed to funding the software project and it is probable that the project will be completed, and the software will be used to perform the function intended.  This ASU 2025-06 is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods.  Early adoption is permitted.  The Company is currently evaluating the potential impact of adopting this guidance on its Interim Financial Statements.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures" (“ASU 2023-09”), which is intended to enhance transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments require that on an annual basis, entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments require that entities disclose additional information about income taxes paid as well as additional disclosures of pretax income and income tax expense, and remove the requirement to disclose certain items that are no longer considered cost beneficial or relevant. ASU 2023-09 will be effective for annual periods beginning after December 15, 2025. This update will be effective beginning January 1, 2026, with early adoption permitted, and the Company is currently evaluating the potential impact of adopting this guidance on its Interim Financial Statements.

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). The new guidance clarifies or improves disclosure and presentation requirements on a variety of topics in the codification. The amendments will align the requirements in the FASB Accounting Standard Codification with the SEC’s regulations. The amendments are effective prospectively on the date each individual amendment is effectively removed from Regulation S-X or Regulation S-K. The Company is currently evaluating the potential impact of adopting this guidance on its Interim Financial Statements.

2. LIQUIDITY

The Company last recorded revenue from operations in 2009, and as such, Westwater is subject to all the risks associated with a development stage company. Since 2009, the Company has relied on equity financings, debt financings and asset sales to fund its operations.

During the quarter ended September 30, 2025, and through the date that these Interim Financial Statements were issued, the Company continued construction activities related to the Kellyton Graphite Plant. However, the construction activities have been significantly reduced from anticipated levels until additional funding is secured to advance Phase I of the Kellyton Graphite Plant. The Company’s construction-related contracts include termination provisions at the Company’s election that do not obligate the Company to make payments beyond what is incurred by the third-party service provider through the date of such termination.

On September 30, 2025, the Company’s cash balance was approximately $12.9 million. During the nine months ended September 30, 2025, the Company sold 13.8 million shares of Common Stock for net proceeds of $10.1 million pursuant to the ATM Sales Agreement, and sold 5.1 million shares of Common Stock for net proceeds of $3.2 million pursuant to the 2024 Lincoln Park PA.

Subsequent to September 30, 2025, the Company sold 22.2 million shares of Common Stock for net proceeds of approximately $43.3 million pursuant to the ATM Sales Agreement. As of November 5, 2025, the Company’s cash balance was approximately $53 million.

As of September 30, 2025, the Company had approximately $26.2 million remaining available for future sales under the 2024 Lincoln Park PA, subject to certain limitations contained within the Convertible Notes. See Note 9 Common Stock for further details regarding the Company’s equity financing agreements.

While the Company has advanced its business plan and has been successful in the past raising funds through equity financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company. Recent volatility in the equity and debt capital markets, higher interest rates, inflation, EV production and adoption rates, uncertain economic conditions and regulatory policy and enforcement, and unstable geopolitical conditions, including tariffs, could significantly impact the Company’s ability to access the necessary funding to advance its business plan. The Company’s ability to raise additional funds under the ATM Sales Agreement and the 2024 Lincoln Park PA may be limited by the Company’s market capitalization, share price and trading volume.

Management believes the Company’s current cash balance is sufficient to fund its planned non-discretionary expenditures beyond a year after the date that these Interim Financial Statements were issued.

3. PREPAID AND OTHER CURRENT ASSETS

As of September 30, 2025 and December 31, 2024, the Company had the following components within the “Prepaid and other current assets” line item on the Condensed Consolidated Balance Sheets:

	September 30,	December 31,
(thousands of dollars)	2025	2024
Prepaid and other current assets:
Prepaid insurance	$256	$90
Graphite flake inventory	168	460
Other current assets	77	41
Total prepaid and other current assets	$501	$591

As of September 30, 2025, inventory represents raw material inventory that is under contract to be sold within the next twelve months and for product sample production within the next twelve months.  Refer to Note 4 Inventory for further details.

4. INVENTORY

Inventory consisted of raw material of natural flake graphite concentrate provided by a third-party vendor totaling $0.2 million and $0.5 million as of September 30, 2025, and December 31, 2024, respectively.  For both periods, the raw material inventory balance is either under contract to be sold or will be used to produce samples within the next twelve months.  The full balance of inventory as of September 30, 2025, and December 31, 2024, is included in the “Prepaid and other current assets” line item on the Condensed Consolidated Balance Sheets.

The Company values the natural flake graphite concentrate at the lower of cost or net realizable value.  Net realizable value represents the estimated future sales price of the product based on current and long-term graphite prices, less the estimated costs to complete production and bring the product to sale. For sales of raw material inventory that will not be processed, the net realizable value is the contracted sales price. Write-downs of the natural flake graphite concentrate to net realizable value are reported as a component of costs applicable to sales or as a component of “other expense, net” if related to the sale of raw material inventory.  The Company reviews and evaluates the net realizable value and obsolescence on an annual basis or more frequently when events or changes in circumstances indicate that the related net realizable amounts may be lower than cost. For the three and nine months ended September 30, 2025, there were no write-downs of the Company’s inventory.  For the three and nine months ended September 30, 2024, the Company recognized a $0.3 million and $1.0 million write-down of inventory based on the net realizable value of future committed sales of raw material inventory, respectively.

5. PROPERTY, PLANT AND EQUIPMENT

	Net Book Value of Property, Plant and Equipment at September 30, 2025
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Buildings	3,153	—	3,153
Other property, plant and equipment	4,360	11	4,371
Construction in progress	123,721	—	123,721
Total	$140,206	$11	$140,217

	Net Book Value of Property, Plant and Equipment at December 31, 2024
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Buildings	3,243	—	3,243
Other property, plant and equipment	2,364	13	2,377
Construction in progress	123,276	—	123,276
Total	$137,855	$13	$137,868

Construction in Progress

Construction in progress represents assets that are not ready for service or are in the construction stage. Assets are depreciated based on the estimated useful life of the asset once it is placed in service.

As part of Westwater’s design optimization of the Kellyton Graphite Plant, the Company determined that components of the asset group could be sold.  The cash proceeds received during the nine months ended September 30, 2025 and 2024 totaled $0.3 million and $1.5 million, respectively, and are included within the Investing Activities section of the Condensed Consolidated Statement of Cash Flows.  As these assets were a component of the larger asset group, the Company did not recognize a triggering event for impairment.

Impairment of Property, Plant and Equipment

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. For the nine months ended September 30, 2025, no events or changes in circumstance are believed to have impacted recoverability of the Company’s long-lived assets. Accordingly, it was determined that no interim impairment was necessary.  As discussed in Note 2 Liquidity, if the Company is required to abandon construction and development or alter its intended long-term plans related to the Kellyton Graphite Plant, the Company could be required to evaluate the recoverability of its long-lived assets.

6. CONVERTIBLE NOTES

On June 13, 2025, the Company entered into the June Securities Purchase Agreement with certain institutional investors under which the Company agreed to issue and sell in a registered public offering directly to the investors (the “June Offering”), convertible notes for an aggregate principal amount of $5,000,000, which will be convertible into shares of the Company’s Common Stock.

On August 7, 2025, the Company entered into the August Securities Purchase Agreement with certain institutional investors under which the Company agreed to issue and sell in a registered public offering directly to the investors (the “August Offering”), convertible notes for an aggregate principal amount of $5,000,000, which will be convertible into shares of the Company’s Common Stock.

The June and August Securities Purchase Agreements contain customary representations, warranties and covenants. The Convertible Notes contain customary affirmative and negative covenants, including certain limitations on debt, liens, restricted payments, asset transfers, changes in the business and transactions with affiliates. The Convertible Notes also contain standard and customary events of default.

No note in the series of Convertible Notes may be converted to the extent that such conversion would cause a holder of any such note to become the beneficial owner of more than 9.99% of the then outstanding Common Stock, after giving effect to such conversion (the “Beneficial Ownership Cap”).

The Convertible Notes shall not bear interest except that upon the occurrence and during the continuance of an event of default. Upon the occurrence and during the continuance of an event of default, the interest rate on the Convertible Notes will be 18% per annum. Unless earlier converted, the Convertible Notes will mature on the twenty-four month anniversary of their respective issuance dates. Additionally, the Convertible Notes have a financial covenant of maintaining a minimum balance of available cash of $2.25 million.

At any time after the issuance date, all amounts due under the Series A-1 Convertible Notes and Series B-1 Convertible Notes are convertible, in whole or in part, and subject to the Beneficial Ownership Cap, at a conversion price equal to $0.63 and $0.83, respectively, which is subject to customary adjustments upon any stock split, stock dividend, stock combination, recapitalization, subsequent issuances, and other events.  When a conversion occurs on an Installment Amount (as defined below), the conversion price is the lower of the respective conversion price or 92% of the lowest VWAP of the Common Stock during the five consecutive trading days prior to the Installment Date (as defined below).

Starting on the closing dates, the Convertible Notes amortize in equal installments (each, an “Installment Amount”), and we will make monthly payments on the first trading day of each monthly anniversary commencing on the closing date through the maturity date (each, an “Installment Date”), payable in cash or shares of Common Stock, at the Company’s option. Upon the satisfaction of certain conditions, we may prepay outstanding Convertible Notes upon not less than 20 trading days’ written notice by paying an amount equal to the portion of the Convertible Notes being redeemed at a 115% premium.

Pursuant to the June and August Securities Purchase Agreements, the Company has agreed to seek stockholder approval of the issuance of conversion shares upon the future conversion of the Convertible Notes, if any, that would exceed 19.99% of the Company’s issued and outstanding Common Stock, in order to comply with the rules and regulations of NYSE American. In connection with the obligation to seek such stockholder approval, the Company entered into voting agreements (each, a “Voting Agreement”) with certain officers and directors of the Company, pursuant to which each such officer and director agreed to vote shares of Common Stock held by such person in favor of such stockholder proposal.

The Convertible Notes and shares of Common Stock issuable upon conversion of the Convertible Notes were offered and sold pursuant to prospectus supplements filed on August 7, 2025 and June 13, 2025 as a “takedown” from the Company’s shelf registration statement on Form S-3.

The Company elected the Fair Value Option for the Convertible Notes (see Note 1 Significant Accounting Policies and Note 7 Fair Value Measurements for more details).

For the three and nine months ended September 30, 2025, the Company recognized other expense of approximately $5.8 million related to changes in fair values and conversions of the Convertible Notes during the three months ended September 30, 2025 (see Note 11 Other Expense, Net for more details).

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

Assets and liabilities measured at fair value are based on one or more of the following techniques noted in ASC 820:

●	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
●	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).
●	Income approach: Techniques to convert future amounts to a single present value amount based upon market expectations (including present value techniques, option pricing, and excess earnings models).

Recurring Fair Value Measurements

The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring basis:

	September 30, 2025
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current liabilities
Series A-1 Convertible Notes	$—	$—	$(5,715)	$(5,715)
Series B-1 Convertible Notes	—	—	(4,210)	(4,210)
Total current liabilities recorded at fair value	$—	$—	$(9,925)	$(9,925)

The fair value of the Convertible Notes is considered Level 3 as the Company considers unobservable inputs related to the probability of the occurrence of certain contingent redemption features in its determination of fair value, and unobservable inputs related to potential changes in the Company’s future stock prices based on a binomial lattice pricing model.  Changes in those unobservable inputs could significantly impact the estimated fair value of the Convertible Notes.

The estimated fair value of the Convertible Notes as of September 30, 2025, were computed using the following assumptions:

	September 30, 2025
	Series A-1 Convertible Notes	Series B-1 Convertible Notes
Expected volatility	84.0%	81.0%
Expected dividend rate	—	—
Risk-free interest rate	3.62%	3.61%

The Company did not make any transfers into or out of Level 3 of the fair value hierarchy during the three or nine month period ending September 30, 2025 and 2024.

The remaining principal balance for each of the Convertible Notes as of September 30, 2025, was $3.3 million, respectively. For the nine months ended September 30, 2025, the fair value of the outstanding balance of the Series A-1 and Series B-1 Convertible Notes were approximately $5.7 million and $4.2 million, respectively.

The net carrying amounts of the liability are summarized as follows:

	Balances,	For the Three Months Ended September 30, 2025			Balances,
(thousands of dollars)	June 30, 2025	Issuances	Conversions	Change in Fair Value	September 30, 2025
Series A-1 Convertible Notes	$(5,000)	$—	$1,700	$(2,415)	$(5,715)
Series B-1 Convertible Notes	—	(5,000)	1,700	(910)	(4,210)
Total	$(5,000)	$(5,000)	$3,400	$(3,325)	$(9,925)

Losses on Convertible Notes related to both conversions and changes in fair value were recognized as other expense within the Condensed Consolidated Statement of Operations for the three and nine months ending September 30, 2025, as the losses were unrelated to instrument specific credit risk (see Note 11 Other Expense, Net for more details). During the three months ending September 30, 2025, the Company issued 6.8 million shares of the Company’s Common Stock to settle $3.4 million of net carrying amount related to the Convertible Notes.

8. ACCRUED LIABILITIES

As of September 30, 2025 and December 31, 2024, the Company had the following components within the “Accrued liabilities” line item on the Condensed Consolidated Balance Sheets:

	September 30,	December 31,
(thousands of dollars)	2025	2024
Accrued liabilities:
Accrued compensation	$1,068	$1,329
Liabilities related to Company insurance	81	50
Accrued legal fees	19	387
Other accrued liabilities	236	339
Total accrued liabilities	$1,404	$2,105

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

On March 21, 2025, Westwater filed a prospectus supplement for the purpose of registering under the Company’s Registration Statement on Form S-3 (the “Registration Statement”) the offer and sale of shares of Common Stock in the aggregate amount of up to $50.0 million pursuant to the ATM Sales Agreement. On October 17, 2025, the Company filed an additional prospectus supplement for the purpose of registering under the Company’s Registration Statement the offer and sale of shares of Common Stock in the aggregate amount of up to $75 million pursuant to the ATM Sales Agreement, which does not include the approximately $55 million of shares of Common Stock that were previously sold pursuant to the ATM Sales Agreement as of the date of the filing of the prospectus supplement.

During the three and nine months ended September 30, 2025, the Company sold 6.7 million and 13.8 million shares of Common Stock for net proceeds of $5.7 million and $10.1 million, respectively, pursuant to the ATM Sales Agreement.

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

During the nine months ended September 30, 2025, the Company sold 5.1 million shares of Common Stock for net proceeds of $3.2 million, pursuant to the 2024 Lincoln Park PA.  There were no sales of Common Stock for the three months ended September 30, 2025 pursuant to the 2024 Lincoln Park PA. As of September 30, 2025, the Company has approximately $26.2 million remaining available for future sales, subject to the limitations noted above, pursuant to the 2024 Lincoln Park PA.

There were no sales of Common Stock pursuant to the 2024 Lincoln Park PA for the three and nine months ended September 30, 2024.

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

Under the 2013 Plan, the Company may grant awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to eligible persons. Equity awards under the 2013 Plan are granted from time to time at the discretion of the Compensation Committee of the Board (the “Committee”), with vesting periods and other terms as determined by the Committee with a maximum term of 10 years. The 2013 Plan is administered by the Committee, which can delegate the administration to the Board, other committees or to such other officers and employees of the Company as designated by the Committee and permitted by the 2013 Plan. As of September 30, 2025, 48,281 shares were available for future issuances under the 2013 Plan.

The Inducement Plan provides for the grant of equity-based awards, including RSUs, restricted stock, performance shares and performance units. Under the Inducement Plan, the Company may grant equity awards for the sole purpose of recruiting and hiring new employees.  As of September 30, 2025, 114,429 shares were available for future issuances under the Inducement Plan.

The Company has elected to account for forfeitures as they occur rather than estimating forfeitures.  Expense associated with an award that is forfeited prior to vesting will be reversed accordingly. For the three and nine months ended September 30, 2025, the Company recorded stock-based compensation expense of $1.5 million and $2.4 million, respectively.  For the three and nine months ended September 30, 2024, the Company recorded stock-based compensation expense of $0.4 million and $0.9 million, respectively. Stock compensation expense is recorded in the “General and administrative expenses” line item within the Condensed Consolidated Statements of Operations.

Stock Options

Stock options are valued using the Black-Scholes option pricing model on the date of grant. The Company accounts for forfeitures upon occurrence.

The following table summarizes stock options outstanding for the nine months ended September 30, 2025 and 2024:

	September 30, 2025		September 30, 2024
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Stock options outstanding at beginning of period	649,345	$1.91	424,826	$2.66
Granted	16,390	0.48	224,519	0.49
Stock options outstanding at end of period	665,735	1.88	649,345	1.91
Stock options exercisable at end of period	665,735	$1.88	424,826	$2.66

All options outstanding for the nine months ended September 30, 2025, were issued and vested under the 2013 Plan.  The weighted average remaining term for stock options outstanding as of September 30, 2025, is approximately 7.0 years.

As of September 30, 2025, the Company did not have any non-vested stock options.

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

The fair value of TSR-based awards granted in 2025 was estimated with a lattice model using a risk-free interest rate that reflects the annualized yield of a zero coupon United States Treasury security with a term equal to the expected term of the award, a dividend yield of zero based on no Company history nor future plans to issue dividends during the expected term of the awards, and an expected volatility that reflects an annualized standard deviation of normal logarithm of historical daily changes in our Common Stock value per share.

The final number of shares issued under performance-based RSUs is generally based on the Company’s prior year performance as determined by the Compensation Committee at each vesting date.  The Company accounts for forfeitures upon occurrence and forfeited awards are available again for issuance under the 2013 Plan.

The following table summarizes RSU activity for the nine months ended September 30, 2025 and 2024:

	September 30,		September 30,
	2025		2024
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	RSUs	Fair Value	RSUs	Fair Value
Unvested RSUs at beginning of period	4,090,639	$0.60	1,773,058	$1.03
Granted	20,101,991	0.48	3,235,731	0.49
Forfeited/Expired	(142,139)	0.92	(6,784)	3.93
Vested	(1,826,582)	0.51	(884,817)	1.03
Unvested RSUs at end of period	22,223,909	$0.49	4,117,188	$0.60

As of September 30, 2025, the Company had $4.3 million of unrecognized compensation costs related to non-vested RSUs that will be recognized over a period of approximately 2.3 years.

11. OTHER EXPENSE, NET

For the three and nine months ended September 30, 2025 and 2024, the Company had the following components within “Other expense, net” within the Condensed Consolidated Statement of Operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(thousands of dollars)	2025	2024	2025	2024
Other income (expense):
Sales of raw material inventory	$28	$2,064	$266	$3,188
Costs related to sales of raw material inventory	(28)	(2,189)	(266)	(3,696)
Write-down of raw material inventory	—	(271)	—	(964)
Interest income	75	36	145	227
Series A-1 Convertible Notes loss on conversion	(1,895)	—	(1,895)	—
Series B-1 Convertible Notes loss on conversion	(604)	—	(604)	—
Series A-1 Convertible Notes change in fair value	(2,415)	—	(2,415)	—
Series B-1 Convertible Notes change in fair value	(910)	—	(910)	—
Foreign exchange loss	—	—	$(4)	(3)
Other (expense) income	(7)	7	(408)	9
Total other expense, net	$(5,756)	$(353)	$(6,091)	$(1,239)

As part of Westwater’s design optimization of the Kellyton Graphite Plant, the Company determined that while it can utilize its current raw material graphite flake in inventory, a different size of natural graphite flake results in a better yield of CSPG, is more cost effective, and does not negatively impact finished product performance. As a result, the Company has entered into agreements to sell a portion of its raw material inventory. Sales of raw material inventory are recognized upon shipment. Because the Kellyton Graphite Plant is not currently operational and these agreements are not entered into in the Company’s ordinary course of business activities, the Company does not recognize these agreements as revenue under ASC 606. For the three and nine months ended September 30, 2025, the Company recognized sales of raw material inventory of less than $0.1 million and $0.3 million, respectively, and related offsetting expenses of less than $0.1 million and $0.3 million, respectively.  For the three and nine months ended September 30, 2024, the Company recognized sales of raw material inventory of $2.1 million and $3.2 million, respectively, and related offsetting expenses of $2.2 million and $3.7 million, respectively.

For the three and nine months ended September 30, 2025, there was no write-down of inventory.  For the three and nine months ended September 30, 2024, the Company recognized a write-down of inventory of $0.3 million and $1.0 million, respectively, to recognize the lower of cost or net realizable value related to raw material inventory that was under contract to be sold subsequent to September 30, 2024. Refer to Note 4 Inventory for further details.

12. EARNINGS PER SHARE

Basic and diluted loss per common share have been calculated based on the weighted-average shares outstanding during the period. Shares of the Company’s Common Stock to be issued to settle the Convertible Notes are dependent on the share price at a future date, therefore, the Company followed FASB’s Accounting Standards Codification 260, Earnings Per Share (“ASC 260”) and determined the total number of potential future convertible shares using the if-converted method.  In accordance with the terms of the Convertible Notes, the highest conversion price for the Series A-1 Convertible Notes is $0.63 and the Series B-1 Convertible Notes is $0.83, subject to adjustment.  Assuming conversion at these prices and using the if-converted method, the Series A-1 Convertible Notes and the Series B-1 Convertible Notes were convertible into approximately 6,023,809 and 4,572,289 shares of the Company’s Common Stock at September 30, 2025, respectively.  This total number of shares could be higher if a conversion is made when the Company’s share price is lower.

The Company had a net loss for the three and nine months ended September 30, 2025. As a result, 33,485,742 potentially dilutive shares, comprised of unvested RSUs, outstanding stock options and potential shares to be converted related to the Convertible Notes at the end of the period, were excluded from the calculation of earnings per share because the effect on the basic income per share would be anti-dilutive.

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

As of September 30, 2025, the Company has entered into certain leases that have not yet commenced. Each of the leases relate to equipment to be used at the Kellyton Graphite Plant with lease terms of 5 years, which we expect to commence when we begin operations and take possession of the equipment. The net present value of such leases is approximately $1.2 million.

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

Kellyton Graphite Plant:

The Company will process natural graphite concentrate at the Kellyton Graphite Plant through a combination of sizing, shaping, spheroidization and classification. Once completed, the purification is expected to be performed using a proprietary purification process. The process uses a combination of technologies including a caustic bake, acid leach and thermal treatment, a process that allows for a smaller and more sustainable environmental footprint than that of a hydrofluoric acid (“HF”) leaching system, which is widely used by other graphite processing companies. Once the graphite is purified to a minimum graphite carbon content of 99.95%, the Company will coat the spherical graphite to manufacture the advanced graphite products it intends to sell. Westwater has received U.S. Patent Number 12,415,731 for innovative graphite purification methods.

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

The accounting policies of the battery-grade graphite business are the same as those described in Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements within our Annual Report.  The CODM assesses performance for the battery-grade graphite business segment and decides how to allocate resources based on operating expenses, as reported on the Condensed Consolidated Statement of Operations, compared to forecasted expenses. The CODM intends to continue to use operating expenses to evaluate the segment until the Kellyton Graphite Plant is operational.

The following table summarizes segment assets as of September 30, 2025, and December 31, 2024:

	September 30,	December 31,
(thousands of dollars)	2025	2024
Assets:
Battery-grade graphite business segment assets	$144,082	$141,470
Corporate and other assets	13,652	4,887
Consolidated total assets	$157,734	$146,357

Expenditures for battery-grade graphite business segment assets	$6,241	$6,138

Expenditures for battery-grade graphite business segment assets for the three and nine months ended September 30, 2025, were approximately $1.2 million and $6.2 million, respectfully.

The following tables summarize segment profit or loss and significant segment expenses for the three and nine months ended September 30, 2025 and 2024:

Three months ended
	September 30, 2025
(thousands of dollars)	Battery-grade Graphite Segment	Corporate and Other	Consolidated Statements of Operations
Other income (expense), net	$22	$(5,778)	$(5,756)
Less:
Product development expenses	(370)	—	(370)
Exploration expenses	(2)	—	(2)
General and administrative expenses	(855)	(2,596)	(3,451)
Mineral property	(13)	—	(13)
Depreciation and amortization	(243)	(1)	(244)
Net loss	$(1,461)	$(8,375)	$(9,836)

	September 30, 2024
(thousands of dollars)	Battery-grade Graphite Segment	Corporate and Other	Consolidated Statements of Operations
Other (expense) income, net	$(397)	$44	$(353)
Less:
Product development expenses	(254)	—	(254)
Exploration expenses	—	—	—
General and administrative expenses	(481)	(1,944)	(2,425)
Mineral property	(13)	—	(13)
Depreciation and amortization	(61)	(2)	(63)
Net loss	$(1,206)	$(1,902)	$(3,108)

Nine months ended
	September 30, 2025
(thousands of dollars)	Battery-grade Graphite Segment	Corporate and Other	Consolidated Statements of Operations
Other income (expense), net	$(296)	$(5,795)	$(6,091)
Less:
Product development expenses	(827)	—	(827)
Exploration expenses	(12)	—	(12)
General and administrative expenses	(1,912)	(6,966)	(8,878)
Mineral property	(23)	—	(23)
Depreciation and amortization	(547)	(3)	(550)
Net loss	$(3,617)	$(12,764)	$(16,381)

	September 30, 2024
(thousands of dollars)	Battery-grade Graphite Segment	Corporate and Other	Consolidated Statements of Operations
Other (expense) income, net	$(1,469)	$230	$(1,239)
Less:
Product development expenses	(850)	—	(850)
Exploration expenses	(11)	—	(11)
General and administrative expenses	(1,099)	(6,420)	(7,519)
Mineral property	(19)	—	(19)
Depreciation and amortization	(183)	(4)	(187)
Net loss	$(3,631)	$(6,194)	$(9,825)

15. SUBSEQUENT EVENT

As previously disclosed, on July 17, 2024, Alabama Graphite Products, LLC (“AGP”), a wholly owned subsidiary of the Company (together with AGP, the “Companies”) and FCA US LLC (“FCA”) entered into a Binding Offtake Agreement (the “Offtake Agreement”), pursuant to which FCA would purchase CSPG natural graphite anode products from AGP. On November 3, 2025, the Companies received written notice from FCA informing the Companies of FCA’s termination of the Offtake Agreement effective immediately.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and financial condition of Westwater for the three and nine months ended September 30, 2025, has been prepared based on information available to us as of November 12, 2025. This discussion should be read in conjunction with the unaudited Interim Financial Statements and Notes thereto included herewith and the audited consolidated financial statements of Westwater for the period ended December 31, 2024, and the related notes thereto included in our Annual Report, which were prepared in accordance with U.S. GAAP. This management’s discussion and analysis contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements” herein.

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

RECENT DEVELOPMENTS

Customer Engagement Update

The global landscape for the U.S. supply of critical materials, including natural graphite, continues to evolve. On November 3, 2025, FCA, which is part of the Stellantis group of companies, unexpectedly terminated its Offtake Agreement with the Company. FCA was one of three companies, including SK On and Hiller Carbon, with existing offtake agreements with Westwater.

Both of the offtake agreements with SK On and Hiller Carbon remain in effect. While FCA has indicated they are open to considering a new arrangement with the Company, any future agreement would be based on current market conditions. The Company continues to explore additional offtake opportunities with other prospective customers and are providing them with samples as part of its ongoing engagement.

Westwater continues to respond to outreaches from prospective customers as they weigh the impact of announced changes and potential changes to global tariffs, export restrictions, domestic content requirements, countervailing and anti-dumping duties, and the potential impacts on the future demand for battery grade natural graphite. Most of these potential customers are the largest lithium-ion battery suppliers or vehicle manufacturers in the world.

Issuance of Patent for Graphite Purification

On September 17, 2025, the Company announced it had received its U.S. Patent related to its graphite purification method. Westwater’s purification process offers a more sustainable alternative to traditional purification techniques often used in China and other countries. Unlike conventional methods that frequently rely on hydrofluoric acid, Kellyton’s Phase I process completely avoids the use of this hazardous substance. Instead, Westwater’s patented process relies on a more environmentally-friendly approach to produce high-purity graphite, which the Company believes positions Westwater as a leader in sustainable production of battery-grade natural graphite. Westwater has another patent application pending in the U.S. Patent & Trademark Office.

Kellyton Graphite Plant – Construction and Estimated Cost Update

During the nine months ended September 30, 2025, construction activities at the Kellyton Graphite Plant consisted of installing equipment and electrical work to set up the power distribution center, moving off power generators, and tapping into the Alabama power grid.  We have installed micronization (sizing) and spheroidization (shaping) mills in the SG building and commissioned and started up one micronization and spheroidization mill.  In addition, we continue to install peripheral support equipment surrounding the micronization and spheroidization mills in the SG building.  Westwater has constructed and continues to operate its R&D Lab. The R&D Lab allows Westwater to continue product development and optimization with potential customers, and to perform additional quality control tests.  It also affords greater flexibility to optimize future samples in accordance with customer specifications.

Since inception of the project, and inclusive of liabilities as of September 30, 2025, the Company has incurred costs of approximately $125.1 million.  The Company has continued construction activities related to Phase I of the Kellyton Graphite Plant at a measured pace during the third quarter of 2025. With the additional liquidity raised subsequent to the end of the quarter, the Company expects to order long-lead equipment items and further advance the Kellyton Graphite Plant, but maintain a measured approach. Given the updates provided on customer engagement above, efforts are now underway to optimize capital investment in Phase I at the Kellyton Graphite Plant. The intention is to adjust processing capacity to align our existing offtake agreements throughout this initial phase. This strategy is expected to lower the plant’s initial capacity and, in turn, decrease the total capital and reduce the time needed to reach commercial production. The Company expects to provide an update once this optimization evaluation is complete.

Qualification Line Development at Kellyton Graphite Plant

Since the beginning of the year, Westwater operated its qualification line at the Kellyton Graphite Plant and produced and completed multiple samples of over 1 mt of CSPG for customers for pre-production cell trials and testing.  In the third quarter, the Company continued to make improvements to the qualification line to improve cycle times, yield, and graphite flow rates to optimize the capability of the qualification line.

Samples produced on the qualification line are representative of CSPG mass production. The Company expects that the operation of the qualification line will allow Westwater to supply its customers bulk samples of CSPG in 1 to 10 mt batches for cell qualification activities. The line will also be used to train Westwater’s operations team which the Company expects will expedite the commissioning and startup of the Kellyton Graphite Plant.  During 2025, Westwater commissioned of one of the micronizer mills and one of the shaping mills, which are being used in conjunction with the qualification line to produce additional samples for customers until the mills are eventually used in the mass production line when the Kellyton Graphite Plant is complete and operational.

Coosa Graphite Deposit

On October 27, 2025, Westwater announced its plan to progress the permitting process for future mine development at its Coosa Deposit.  The Company has retained a third-party engineering firm to lead the permitting process for mine development at the Coosa Deposit and expects to engage with the U.S. Army Corps of Engineers, the Alabama Department of Environmental Management, and other state and local authorities in the coming months. The permitting process is expected to include preparation of key environmental studies and applications under applicable federal and state frameworks, including, but not limited to, water discharge, wetlands and air permits, and other operational and construction-related approvals.

In parallel with permitting activities, the Company plans to conduct additional drilling to further delineate and expand the resource base at Coosa. These results will inform ongoing mine planning and design efforts, as Westwater continues to evaluate and optimize the project for efficient, responsible production of natural graphite.

Debt Financing Update

During the third quarter, the Company, along with its investment banker, continued to work on completing the syndication of a secured debt facility for approximately $150 million. Due to the unexpected termination of the FCA contract, which supported the syndication process, the syndication process is now on hold.

Closing a syndicated debt facility for Phase I of the Kellyton Plant is subject to continuing the syndication process, customary agreement on completing the syndication, obtaining additional offtake agreements to support the syndication, due diligence and investment committee approval by potential lenders, and final loan conditions and terms. No assurance can be given that the Company will ultimately enter into the secured debt facility, or that financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company.

In April 2025, Westwater received a letter of interest from Export-Import Bank of the United States (“EXIM”) related to the Kellyton Graphite Plant, under the “Make More in America Initiative” and the “China and Transformational Exports Program.” The letter of interest is separate from the Phase I debt syndication process. The application is still pending with EXIM, but because of the government shutdown, EXIM’s review of the Company’s application and diligence process has been delayed.

The progression from a letter of interest to a loan commitment from EXIM requires a formal application, and for EXIM to complete due diligence, underwriting, and finalization of terms and conditions. No assurance can be given that the Company will ultimately enter into a loan transaction with EXIM.

In addition to the EXIM loan application, Westwater has engaged advisors to support ongoing efforts to evaluate and attempt to secure other sources of government funding that may be available to the Company.

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

The U.S. currently relies on imports of at least 15 critical minerals, including graphite which is currently supplied almost entirely by companies located in China.  An executive order effective March 20, 2025, names the Defense Production Act and the U.S. International Development Finance Corporation as mechanisms for supporting an effort to provide financing, loans and other investment support to domestically process critical minerals.

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

Westwater has developed patented graphite-purification technologies and advanced product-development processes designed to meet the demands of potential customers for battery-grade graphite materials. Westwater is developing methodologies and constructing facilities intended to produce high purity, battery-grade graphite products at its Kellyton Graphite Plant. These products are being designed to serve all major battery sectors. In addition, we believe the processes we intend to use are environmentally sustainable and permittable in the United States, where a robust regulatory environment complements our core values to reliably deliver safe, well-made products to our customers.

Westwater has and will continue to support the efforts by the relevant United States governmental agencies, the State of Alabama and local municipalities to ensure that they remain aware of the importance of natural battery-grade graphite, its importance to the nation’s security, and how the Kellyton Graphite Plant and the Coosa Graphite Deposit fit into the critical minerals-equation.

Equity Financings

Capital Raises during the three and nine months ended September 30, 2025

During the three and nine months ended September 30, 2025, the Company sold 6.7 million and 13.8 million shares of Common Stock for net proceeds of $5.7 million and $10.1 million, respectively, pursuant to the ATM Sales Agreement.   During the nine months ended September 30, 2025, the Company sold 5.1 million shares of Common Stock for net proceeds of $3.2 million pursuant to the 2024 Lincoln Park PA.  There were no sales of Common Stock for the three months ended September 30, 2025 pursuant to the 2024 Lincoln Park PA.

See Note 9 Common Stock to the Interim Financial Statements for additional information.

RESULTS OF OPERATIONS

Summary

Our net loss for the three months ended September 30, 2025, was $9.8 million, or $0.12 per share, as compared with a net loss of $3.1 million, or $0.05 per share for the same period in 2024. The $6.7 million increase in our net loss was primarily due to other expenses for conversions and fair value adjustments of the Convertible Notes, an increase in stock compensation expense, more depreciation expense, and more product development expenses in the current period. These increases were offset by other expenses related to a loss on sales and a write-down of raw material inventory in the prior comparable period.

Our net loss for the nine months ended September 30, 2025, was $16.4 million, or $0.21 per share, as compared with a net loss of $9.8 million, or $0.17 per share for the same period in 2024. The $6.6 million increase in our net loss was primarily due to other expenses for issuance costs, conversions, and fair value adjustments of the Convertible Notes, an increase in stock compensation expense, and more depreciation expense. These increases were offset by other expenses related to a loss on sales and a write-down of raw material inventory in the prior comparable period. See below for further details related to these changes.

Product Development Expenses

Product development expenses for the three months ended September 30, 2025, were $0.4 million, an increase of $0.1 million compared to the same period in 2024. Product development expenses for the nine months ended September 30, 2025, were $0.8 million and remained essentially flat compared to the same period in 2024. Product development expenses for the three and nine months ended September 30, 2025 and 2024, related primarily to sample production of battery-grade natural graphite products for evaluation by current and potential customers.

General and Administrative Expenses

General and administrative expenses for the three and nine months ended September 30, 2025, increased by $1.0 million and $1.4 million, respectively, compared to the same periods in 2024, primarily due to an increase in stock compensation expense as a result of larger and broader restricted stock unit awards granted throughout the organization in May 2025 compared to awards granted in prior years.  See Note 10 Stock-Based Compensation for further details.

Depreciation and Amortization

Depreciation and amortization for the three and nine months ended September 30, 2025, increased by $0.2 million and $0.4 million, respectively, compared to the same periods in 2024, due to an increase in depreciation expense resulting from the qualification line, which was placed in service in January of 2025.

Other Expense, net

Other expense, net for the three months ended September 30, 2025, was $5.8 million, compared to other expense, net of $0.4 million for the same period in 2024. Other expense, net for the nine months ended September 30, 2025, was $6.1 million, compared to other expense, net of $1.2 million for the same period in 2024. The change in other expense, net for both periods was primarily due to other expenses for issuance costs, conversions, and fair value adjustments of the Convertible Notes. Other expense related to the conversions and adjustments to the Convertible Notes was impacted by the Company’s higher stock price during the quarter ended September 30, 2025. The increase in other expense in the current periods were partially offset by a loss on sales and a write-down of raw material inventory recognized in the same periods of the prior year.

FINANCIAL POSITION

Operating Activities

Net cash used in operating activities of $7.9 million for the nine months ended September 30, 2025, represents an increase of $4.2 million compared to the same period in 2024. The increase in cash used in operating activities was primarily due to $3.4 million of cash received on sales of raw material inventory in 2024, and changes in other working capital.

Investing Activities

Net cash used in investing activities increased by $2.4 million for the nine months ended September 30, 2025, as compared to the same period in 2024. For both periods, the investing activity represents construction capital expenditures as the Company continues a managed approach to construction activity while seeking debt financing to fund the remaining construction of Phase I of the Kellyton Graphite Plant, slightly offset by cash received from sales of assets. See Note 5 Property, Plant and Equipment for further details.

Financing Activities

Net cash provided by financing activities increased by $21.6 million for the nine months ended September 30, 2025, as compared to the same period in 2024.  The increase was primarily due to net cash proceeds received for the Convertible Notes issued in the current year and an increase in shares of Common Stock sold under the ATM Sales Agreement and 2024 Lincoln Park PA during the nine months ended September 30, 2025, compared to the same period in 2024.

LIQUIDITY AND CAPITAL RESOURCES

Since 2009, the Company has not recorded revenue from operations and, as of September 30, 2025, current liabilities exceeded current assets. As such, Westwater is subject to the risks associated with development stage companies.  Management expects to continue to incur cash losses as a result of construction activity at the Kellyton Graphite Plant and general and administrative expenses until operations commence at the Kellyton Graphite Plant.  If financing is not available to fund the construction of Phase I of the Kellyton Graphite Plant through the equity and debt capital markets or alternative financing sources, the Company may be required to reduce or severely curtail operations, change its planned business development strategies related to the Coosa Graphite Deposit and Phase I of the Kellyton Graphite Plant, alter the construction and commissioning timeline of Phase I of the Kellyton Graphite Plant, put the construction of Phase I of the Kellyton Graphite Plant on hold until additional funding is obtained, or seek strategic alternatives.  If the Company is required to abandon construction and development or alter its intended long-term plans related to the Kellyton Graphite Plant, the Company could be required to evaluate the recoverability of its long-lived assets.

The Company has relied on equity financings, debt financings and asset sales to fund its operations. During the quarter ended September 30, 2025, and through the date that these Interim Financial Statements were issued, the Company continued construction activities related to the Kellyton Graphite Plant. However, construction activities have been significantly reduced from anticipated levels until additional funding is secured to advance Phase I of the Kellyton Graphite Plant. The Company’s construction-related contracts include termination provisions at the Company’s election that do not obligate the Company to make payments beyond what is incurred by the third-party service provider through the date of such termination. See Note 2 Liquidity to the Interim Financial Statements for additional information.

On September 30, 2025, the Company’s cash balance was approximately $12.9 million. During the nine months ended September 30, 2025, the Company sold 13.8 million shares of Common Stock for net proceeds of $10.1 million pursuant to the ATM Sales Agreement, and sold 5.1 million shares of Common Stock for net proceeds of $3.2 million pursuant to the 2024 Lincoln Park PA.

Subsequent to September 30, 2025, the Company sold 22.2 million shares of Common Stock for net proceeds of $43.3 million pursuant to the ATM Sales Agreement. As of November 5, 2025, the Company’s cash balance was approximately $53 million.

On October 17, 2025, the Company filed an additional prospectus supplement for the purpose of registering under the Company’s Registration Statement the offer and sale of shares of Common Stock in the aggregate amount of up to $75 million pursuant to the ATM Sales Agreement, which does not include the approximately $55 million of shares of Common Stock that were previously sold pursuant to the ATM Sales Agreement as of the date of the filing of the prospectus supplement.

As of September 30, 2025, the Company has approximately $26.2 million remaining available for future sales under the 2024 Lincoln Park PA, subject to certain limitations contained within the Convertible Notes. See Note 9 Common Stock for further details regarding the Company’s equity financing agreements.

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

●	the spot price and long-term contract price of graphite (both flake graphite feedstock and purified graphite products) and vanadium, and the world-wide supply and demand of graphite and vanadium;
●	the effects, extent and timing of the entry of additional competition in the markets in which we operate;
●	our ability to obtain or maintain contracts or other agreements with customers;
●	available sources and transportation of graphite feedstock;
●	the ability to control costs and avoid cost and schedule overruns during the development, construction and operation of the Kellyton Graphite Plant;
●	the ability to construct and operate the Kellyton Graphite Plant in accordance with the requirements of permits and licenses and the requirements of tax credits and other incentives;
●	the effects of inflation, including labor shortages and supply chain disruptions;
●	rising interest rates and the associated impact on the availability and cost of financing sources;
●	uncertainty in debt and equity capital markets and the associated impact on the availability and cost of financing sources;
●	the availability and supply of equipment and materials needed to construct the Kellyton Graphite Plant;
●	stock price volatility;
●	changes in the U.S. administration or government regulation of the mining and manufacturing industries in the U.S.;
●	unanticipated geopolitical, geological, processing, regulatory and legal or other problems we may encounter, including government shutdowns;
●	the results of our exploration activities, and the possibility that future exploration results may be materially less promising than initial exploration results;
●	any graphite or vanadium discoveries not being in high enough concentration to make it economic to extract the minerals;
●	our ability to finance growth plans;
●	our ability to obtain and maintain rights of ownership or access to our mining properties;

●	currently pending or new litigation or arbitration;
●	recent changes in legislation, regulations and economic conditions regarding tariffs, the implementation of the U.S. Department of Governmental Efficiency (“DOGE”) and related DOGE budget and spending cuts and the potential that this affects the demand for our products or our cost or ability to produce or sell them;
●	the potential impact that foreign country tariffs may have on our construction costs or ability to (i) source and procure necessary raw materials for the manufacture and provision of our products and services; and (ii) sell and deliver our products to such foreign countries; and
●	our ability to maintain and timely receive mining, manufacturing, and other permits from regulatory agencies.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2025.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three month September 30, 2025, that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

10.1

Securities Purchase Agreement dated August 7, 2025, between Westwater Resources, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 7, 2025).

10.2

Form of Series B-1 Convertible Notes dated August 7, 2025, between Westwater Resources, Inc. issued by Westwater Resources, Inc. to the holder (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 7, 2025).

10.3

Form of Voting Agreement dated August 7, 2025, between Westwater Resources, Inc. and the stockholder party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 7, 2025).

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

WESTWATER RESOURCES, INC.

Dated: November 12, 2025	By:	/s/ Frank Bakker
Frank Bakker
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2025	By:	/s/ Steven M. Cates
Steven M. Cates
Chief Financial Officer and Senior Vice President - Finance (Principal Financial Officer and Principal Accounting Officer)