Form 10-K
period 2025-12-31
WESTWATER RESOURCES, INC.
filed 2026-03-19
CIK 839470

Sub

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the Common Stock held by non-affiliates of the registrant at June 30, 2025 was approximately $45,758,473. Number of shares of Common Stock, $0.001 par value, outstanding as of March 19, 2026 was 124,702,952 shares.

Documents incorporated by reference: specified portions of Westwater Resources, Inc.’s Definitive Proxy Statement on Schedule 14A relating to its 2026 Annual Meeting of, Stockholders are incorporated by reference into Part III where indicated.  Westwater Resource, Inc.’s Definitive Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

WESTWATER RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

DEFINITIONS

When used in this Form 10-K, the following terms have the meaning indicated.

Term	Meaning
AAM	Active Anode Material, the electrochemically active material in a battery’s anode that stores and releases lithium ions during charging and discharging, enabling energy storage and delivery.
Additional Commitment Shares	Pursuant to the 2024 Lincoln Park PA and in connection with each purchase of Common Stock by Lincoln Park, the Company may issue to Lincoln Park up to an additional 600,000 shares of Common Stock.
AGP	Alabama Graphite Products, LLC, an Alabama limited liability company and wholly owned subsidiary of Westwater Resources.
Alabama Graphite	Alabama Graphite Company, Inc., an Alabama corporation and wholly owned subsidiary of Westwater Resources.
ASC	FASB Accounting Standards Codification.
ASU	FASB Accounting Standards Update.
ATM Offering Agreement	Controlled Equity Offering Sale Agreement between Westwater Resources and Cantor Fitzgerald & Co. dated April 14, 2017 and terminated effective August 29, 2024.
ATM Sales Agreement	At The Market Offering Agreement between Westwater Resources and H.C. Wainwright & Co., LLC dated August 30, 2024.
August Securities Purchase Agreement	Securities Purchase Agreement dated August 7, 2025, between Westwater Resources and certain institutional investors.
Benchmark	Benchmark Mineral Intelligence.
Board	The Board of Directors of Westwater Resources, Inc.
Cantor	Cantor Fitzgerald & Co.
Common Stock	Common stock of the Company, $0.001 par value per share.
Convertible Notes	Together, the Series A-1 Convertible Notes and the Series B-1 Convertible Notes.
Coosa Graphite Deposit	The Company’s graphite mineral deposit located near Rockford, Alabama.
CSPG	Coated spherical purified graphite.
DFS	The definitive feasibility study for Phase I of the Kellyton Graphite Plant which was completed in the fourth quarter of 2021, and as amended and updated in the fourth quarter of 2023.
EU Critical Raw Materials List	The list of raw materials that are crucial to the economy of the European Union published by the European Commission
Exploration stage property	A property that has no mineral reserves disclosed.
FASB	The Financial Accounting Standards Board.
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

Fines Offtake Agreement	Binding offtake agreement with Hiller Carbon, LLC dated September 17, 2024, for the supply of the Company’s graphite fines material.
graphite

A naturally occurring carbon material with electrical properties that enhance the performance of electrical storage batteries, listed on the U.S. Critical Minerals List and the EU Critical Raw Materials List.

Graphite Fines	Natural graphite fines material, which is produced during the CSPG spheroidizing process.
gross acres	Total acreage of land under which we have mineral rights. This may include unleased fractional ownership.
H.C. Wainwright	H.C. Wainwright & Co., LLC.
Hiller Carbon	Hiller Carbon, LLC.
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

Inducement Plan

The Employment Inducement Incentive Award Plan. The Inducement Plan provides for the grant of equity-based awards, including restricted stock units, restricted stock, performance shares and performance units, on terms substantially similar to the Company’s 2013 Omnibus Incentive Plan.

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

NOLs	Net operating loss carryforwards.
NYSE American	NYSE American LLC.
ore	Naturally occurring concentration of mineralization from which a mineral or minerals of economic value can be extracted at a reasonable profit.
Offtake Agreement	Binding Offtake Agreement with FCA US LLC dated July 17, 2024, and terminated November 3, 2025.
PFS	Pre-feasibility level study for Phase II of the Kellyton Graphite Plant.
Procurement Agreement	Products Procurement Agreement with SK On.
QA/QC	Quality assurance and quality control.

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
a)
Be either:
(i)
An organization recognized within the mining industry as a reputable professional association; or
(ii)
A board authorized by U.S. federal, state or foreign statute to regulate professionals in the mining, geoscience or related field;
b)
Admit eligible members primarily on the basis of their academic qualifications and experience;
c)
Establish and require compliance with professional standards of competence and ethics;
d)
Require or encourage continuing professional development;
e)
Have and apply disciplinary powers, including the power to suspend or expel a member regardless of where the member practices or resides; and
f)
Provide a public list of members in good standing.

R&D Lab	Research and development laboratory.
RSUs	Restricted stock units.
SASB	Sustainability Accounting Standards Board.
SEC	Securities and Exchange Commission.
Securities Purchase Agreements	Together, the August Securities Purchase Agreement and June Securities Purchase Agreement.
SEDAR	System for Electronic Document Analysis and Retrieval used for electronically filing most securities related information with the Canadian securities regulatory authorities.
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

ULTRA-CSPG™	Proprietary CSPG material from the Kellyton Graphite Plant, produced using Westwater’s patented process.
U.S.	The United States of America.
U.S. Critical Minerals List	The list of critical minerals that are crucial to the economy of the United States of America published by the Department of the Interior.
U.S. GAAP	Generally accepted accounting principles in the United States.
vanadium	A rare-earth metal used as a strengthening alloy in steelmaking, and in certain types of batteries, listed on the U.S. Critical Minerals List.
Westwater Resources	Westwater Resources, Inc.
2004 Directors’ Plan	Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan.
2013 Plan	Westwater Resources, Inc. 2013 Omnibus Incentive Plan, as amended.
2024 Lincoln Park PA	Purchase Agreement dated as of August 30, 2024, between Westwater Resources and Lincoln Park Capital Fund, LLC.
2024 Lincoln Park Registration Rights Agreement	Registration Rights Agreement dated as of August 30, 2024, between Westwater Resources and Lincoln Park Capital Fund, LLC.

USE OF NAMES

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we”, “us”, “our”, “WWR”, “Westwater”, “Westwater Resources,” or the “Company” refer to "Westwater Resources, Inc. and its subsidiaries. The Company changed its name from “Uranium Resources, Inc.” to “Westwater Resources, Inc.” effective August 21, 2017.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the adequacy of funding, liquidity, access to capital, financing activities, the timing or occurrence of any future drilling or production from the Company’s properties, economic conditions, the strategic goals of the business, costs of any phase of development or operational line at the Kellyton Graphite Plant and estimated construction and commissioning timelines and completion dates, the start date for the mining of the Coosa Graphite Deposit, and the Company’s anticipated cash burn rate and capital requirements. Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” “target” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

●	the spot price and long-term contract price of graphite (both flake graphite feedstock and purified graphite products) and vanadium, and the world-wide supply and demand of graphite and vanadium;
●	the effects, extent and timing of the entry of additional competition in the markets in which we operate;
●	our ability to obtain or maintain contracts or other agreements with customers;
●	available sources and transportation of graphite feedstock;
●	the ability to control costs and avoid cost and schedule overruns during the development, construction and operation of the Kellyton Graphite Plant;
●	the ability to construct and operate the Kellyton Graphite Plant in accordance with the requirements of permits and licenses and the requirements of tax credits and other incentives;
●	when operational, the ability to operate the Kellyton Graphite Plant at scale and in accordance with customer qualification specifications and requirements;
●	the effects of inflation, including labor shortages and supply chain disruptions;
●	rising interest rates and the associated impact on the availability and cost of financing sources;
●	uncertainty in debt and equity capital markets and the associated impact on the availability and cost of financing sources;
●	our ability to finance growth plans;
●	stock price volatility;
●	the availability and supply of equipment and materials needed to construct the Kellyton Graphite Plant;
●	changes in the U.S. administration or government regulation of the mining and manufacturing industries in the U.S.;
●	changes in legislation, regulations and economic conditions regarding tariffs, anti-dumping and countervailing duties, and the potential effect on the demand for our products or our cost or ability to produce or sell them;
●	the potential impact that foreign country tariffs may have on our construction costs or ability to (i) source and procure necessary raw materials for the manufacture and provision of our products and services; and (ii) sell and deliver our products to such foreign countries;
●	unanticipated geopolitical, geological, processing, regulatory and legal or other problems we may encounter, including government shutdowns;

●	the results of our exploration activities, and the possibility that future exploration results may be materially less promising than initial exploration results;
●	any graphite or vanadium discoveries not being in high enough concentration to make it economic to extract the minerals;
●	our ability to obtain and maintain rights of ownership or access to our mining properties;
●	currently pending or new litigation or arbitration; and
●	our ability to maintain and timely receive mining, manufacturing and other permits from regulatory agencies.

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements and forward-looking information, please see Item 1A. Risk Factors below in this Annual Report on Form 10-K. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements and forward-looking information, there may be other factors that cause results not to be as anticipated, estimated or intended. Most of these factors are beyond our ability to predict or control. There can be no assurance that these statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. The forward-looking statements in this report are made as of the date of this filing, unless an earlier date is specified.  Except as required by law, we assume no obligation to publicly update any forward-looking statements and forward-looking information, whether as a result of new information, future events or otherwise.

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

PART I

ITEM 1. BUSINESS

THE COMPANY

Westwater Resources, Inc., is an energy technology company focused on developing battery-grade natural graphite materials through a vertically integrated, mine-to-market strategy anchored by its two primary projects in Coosa County, Alabama: the Kellyton Graphite Plant and the Coosa Graphite Deposit. Although the Company was originally incorporated in 1977, it shifted its strategic focus to the graphite business in 2017. Once operational, Westwater expects the Kellyton Graphite Plant to process natural flake graphite and estimates 12,500 metric tons (“mt”) of CSPG production per year in Phase I.  CSPG is primarily used in anode active material (“AAM”) in lithium-ion batteries.  Westwater also holds mineral rights to explore and mine the Coosa Graphite Deposit, which Westwater anticipates will eventually provide natural graphite flake concentrate as feedstock to the Kellyton Graphite Plant.  The Coosa Graphite Deposit is located near Rockford, Alabama at 32 ° 54’ 30” North and 86 ° 24’ 00” West.

OUR STRATEGY

Our strategy is to increase stockholder value by advancing a vertically integrated, mine-to-market battery-grade graphite business that connects a domestic graphite resource at the Coosa Graphite Deposit to value-added processing at the Kellyton Graphite Plant. We intend to progress the Coosa Graphite Deposit through permitting, technical work, and staged development so that it can serve as a long-term, reliable source of natural graphite flake concentrate for the Kellyton Graphite Plant. In parallel, we are developing processing capabilities at the Kellyton Graphite Plant designed to produce CSPG, which is primarily used as AAM in lithium-ion batteries. The Company believes that this integrated approach will provide greater security of supply, improved control over raw-material quality, and enhanced operational visibility across the value chain as compared to third-party feedstock.

The acquisition of Alabama Graphite in 2018, which added the Coosa Graphite Deposit to the Company’s asset base, provides the Company with the opportunity to pursue a domestic supply of battery-grade natural graphite products for U.S. and allied markets by combining an upstream resource position at Coosa Graphite Deposit with downstream processing at the Kellyton Graphite Plant. Our target markets for our products include electric vehicles, trucks and buses, consumer electronics, defense and aerospace applications, and battery energy storage system (“BESS”) batteries for grid and data center applications. Our goal is to develop a domestic supply of low-cost, high-quality battery-grade natural graphite products for battery manufacturers and other customers. For additional information regarding the Kellyton Graphite Plant see Item 2, Properties.

A key element of our strategy is advancing the Coosa Graphite Deposit as a prioritized upstream asset supporting our mine-to-market plan. The Company holds mineral rights to 41,965 acres for future mining development. We expect the Coosa Graphite Deposit to serve as future feedstock for the Kellyton Graphite Plant and provide in-house QA/QC for raw-material inputs. Advancing the Coosa Graphite Deposit is also intended to improve long-term supply assurance and reduce exposure to external supply chain disruptions and price volatility for raw materials.  To date we have explored less than 10% of the Coosa Graphite Deposit acreage, providing the potential for additional tonnage of feedstock for the Kellyton Graphite Plant or third-party consumers.

In addition to graphite, the Coosa Graphite Deposit contains vanadium, which the Company plans to explore and evaluate for potential technical feasibility of extraction and processing in the future. Vanadium is used as an alloying element in certain titanium alloys and specialty steels used in performance-driven applications, including aerospace applications and vanadium redox flow batteries (“VRFBs”). For example, Ti-6Al-4V titanium alloy, which contains vanadium, is used in various aircraft, aerospace and defense components. U.S. defense procurement rules include domestic or qualifying-country sourcing requirements for certain “specialty metals” including steels and alloys that may contain vanadium and are incorporated into some defense items, subject to specified exceptions. While the Company has not completed technical or economic work to determine whether the Coosa Graphite Deposit’s vanadium resources could be recoverable or marketable, and vanadium is not currently included in the Company’s economic models or resource estimates, the presence of vanadium may represent potential long-term optionality as supply chains increasingly prioritize secure and compliant domestic sources of critical mineral inputs.

We prioritize our project pipeline with the objective of achieving sustainable battery-grade graphite production over time. We may adjust near-term and long-term business priorities based on market conditions, customer requirements, permitting timelines, and available capital, including sequencing decisions related to the development of the Kellyton Graphite Plant and advancement of the Coosa Graphite Deposit.

We believe our combined experience in mining, mineral processing, and project execution, together with battery-materials and energy storage knowledge and capital markets expertise, supports our strategy and is a key competitive advantage. We intend to advance the Company’s business plan towards development and production while prudently managing our cash and liquidity position to maintain financial flexibility.

OVERVIEW OF THE BATTERY GRAPHITE INDUSTRY

Graphite is a common crystalline form of carbon. Found in mineral deposits around the world, graphite is widely used in numerous industrial applications. These applications take advantage of graphite’s unique natural properties, including high lubricity, excellent resistance to corrosion, the ability to withstand elevated temperatures while remaining structurally stable, and outstanding thermal and electrical conductivity. Through a series of sophisticated and carefully controlled processing steps, flake graphite concentrates are transformed into high-value products primarily for the battery industry.

Presently, the U.S. is almost 100% dependent on foreign imports for battery-grade graphite, which is currently the primary anode material in the lithium-ion batteries that power electric vehicles, smartphones, and laptops, and storage of power generated from intermittent renewable energy sources. Westwater intends to process natural flake graphite into battery-grade graphite, primarily for lithium-ion batteries. Graphite’s role is expected to remain important as lithium-ion battery demand expands across BESS supporting grid and data center infrastructure, along with electric vehicle applications.

Natural battery-grade graphite products are derived from flake graphite that has been transformed through a series of specialty downstream processes into various battery graphite products. These processes include, but are not limited to:

●	Micronization (sizing)
●	Spheroidization (shaping)
●	Classification (sorting)
●	Purification
●	Surface treatment (carbon coating)

CSPG is used as a graphite anode, or AAM, in lithium-ion batteries. Although it may seem that synthetic and natural AAMs are competing products, synthetic and natural graphite are typically blended together into anode material for electric vehicle applications to optimize performance and cost by taking advantage of each graphite attribute, such as cycle life, energy density, and cost.

Overall battery consumption has risen due to developments in electric-automobile markets, consumer electronic devices, defense contracting demand, and growth in BESS used to support grid reliability, data center applications, and to integrate renewable generation.  The long-term shift towards low- and zero-emissions transportation and the increased use of batteries in stationary energy storage are expected to support demand for battery materials, including graphite, for the foreseeable future.

According to the International Energy Agency (“IEA”), global demand for lithium-ion batteries continues to expand as electric vehicle adoption grows and BESS scale to support grid infrastructure, data centers, and electrification. Battery demand surpassed 1 TWh in 2024 and is expected to increase substantially over the coming decade.

Recent developments, supported by various publications, in this sector include:

●	Acceleration of energy storage as an energy-security and grid reliability priority. In the U.S., the regulatory environment contributed to heightened uncertainty through 2025, including tariffs affecting BESS. BESS has increasingly shifted from being framed primarily as a renewable energy enabler to being viewed as a core component of energy security and grid reliability, including for data center uses. Independent market observers also expect sustained growth in global energy storage installations through the next decade, with increasing deployments beyond the U.S. and China.
●	Shifts in electric vehicle policy and incentives across major markets. Market growth rates diverged during 2025, with Europe accelerating while North America lagged amid changes to consumer incentive programs, which weighed on demand. In Canada, federal purchase incentives were ended in 2025 and subsequently reinstated in 2026 under a revised framework.
●	Policy recalibration in Europe, alongside continued emissions-driven pressure. Europe has been in the process of making changes to its emissions policy, and while internal combustion engine development may continue under new rules, electric vehicle technology is expected to remain overwhelmingly dominant. There is also renewed support for subsidies in Europe to encourage continued electric vehicle uptake in the near term.
●	Growth and repositioning of battery manufacturing capacity, including chemistry shifts. Benchmark Minerals reports that the U.S. has responded to evolving demand with a growing pipeline of lithium iron phosphate (“LFP”) gigafactories, achieved through both new facilities and the retooling of existing capacity, and that Benchmark’s assessed U.S. LFP pipeline increased from 178.9 GWh to 287.7 GWh between January and November 2025. Although LFP refers to cathode chemistry, these batteries typically rely on graphite anodes, meaning growth in LFP battery manufacturing is expected to increase demand for graphite anode materials.
●	Increased activity by international battery manufacturers in North America. South Korean battery manufacturers have been active in developing the U.S. LFP pipeline, including plans by LG Energy Solution to install 50 GWh of LFP capacity by the end of 2026 across four sites, and noted production shifts and retooling plans by other manufacturers.
●	Ongoing concentration of battery and critical mineral supply chains, and related export restrictions. China has restricted exports of certain minerals, battery components, and related technologies in response to increasing trade tensions, highlighting supply chain concentration and related geopolitical risk considerations. More broadly, third-party reporting continues to describe China’s large role across electric vehicle and clean-technology supply chain related components.

The global graphite supply chain remains highly concentrated. In Benchmark’s 2025 Year in Review, they reported that in 2024, China accounted for approximately 76% of global flake graphite output, supported by a low-cost production base. In addition, downstream conversion capacity is also concentrated, and industry sources commonly cite China’s dominant position in graphite anode production. For example, Benchmark notes that China currently produces around 90% of graphite anodes globally. This concentration creates supply-chain and geopolitical risk for markets such as the U.S. and has contributed to increased policy focus on developing domestic production and processing capability.

Trade and tariff policy have also affected the U.S. anode market. Following U.S. Department of Commerce (“DOC”) investigations initiated in 2025, Chinese AAM imports into the U.S. faced antidumping and countervailing duties. The DOC issued an initial affirmative countervailing duty determination on February 11, 2026; however, the ITC unexpectedly rescinded that determination, as announced on March 12, 2026. The non-DOC portion of the total tariffs have been subject to frequent changes by the Presidential administration and subject to judicial review and restraint; however these trade measures have the potential to materially increase the cost of imported Chinese AAM, which could strengthen the competitive position of U.S.-based anode material developers, such as Westwater.

The U.S. currently relies on imports of at least 15 critical minerals, including graphite, which is currently supplied almost entirely by companies located in China. The U.S. has historically been highly import-reliant for graphite; the U.S. Geological Survey has reported the U.S. was 100% net import reliant for graphite in prior years. On March 20, 2025, the President issued an executive order focused on increasing domestic mineral production and processing capacity, including through authorities such as the Defense Production Act and the U.S. International Development Finance Corporation financing mechanisms.

Westwater has developed patented graphite-purification technologies and advanced product-development processes designed to meet the demands of potential customers for battery-grade graphite materials. The Company is developing methodologies and constructing facilities intended to produce high-purity, battery-grade graphite products at its Kellyton Graphite Plant. These products are being designed to serve major battery end markets. In addition, the Company believes the processes it intends to use are environmentally sustainable and permittable in the U.S., where a robust regulatory environment supports the Company’s approach to safe operations and product quality.

Westwater has supported, and intends to continue supporting, the efforts of relevant U.S. governmental agencies, the State of Alabama and local municipalities to ensure that they remain aware of the importance of natural battery-grade graphite, its relevance to domestic supply chains and national security considerations, and how the Kellyton Graphite Plant and the Coosa Graphite Deposit align with broader critical minerals objectives.

COMPETITION

In the production and marketing of graphite, there are a number of producing entities globally, some of which are government controlled and several of which have significant capitalization. The global graphite supply chain remains highly concentrated, including in downstream processing. The U.S. Energy Information Administration (“EIA”) reports that China processes and refines more than 90% of the world’s graphite into material used in battery anodes. This concentration has historically supported China’s scale and cost advantages and has contributed to increased efforts in the U.S. and other jurisdictions to expand non-Chinese supply and processing capacity.

With respect to sales of graphite, the Company expects to compete primarily based on product quality and consistency, performance, price, qualification timelines, reliability of supply, and the ability to meet customer specifications. The Company believes that providing a domestic, non-FEOC (Foreign Entity of Concern) source of battery-grade graphite and anode material may be a differentiator for certain customers as they evaluate supply-chain resiliency, traceability, and compliance considerations. The Company intends to market its products directly to end users and expects to compete with global producers and processors with established operations and significant scale, as well as graphite exploration, development, and production companies that are seeking to develop new sources of natural graphite feedstock and/or downstream processing capacity.

Competitive conditions may also be influenced by broader market and regulatory factors, including regulatory policy and enforcement, tariff policy and import/export restriction measures, and other policy developments affecting battery supply chains and anode materials. See the discussion above under “Overview of the Battery Graphite Industry” and Item 1A. Risk Factors for additional information regarding risks and uncertainties associated with tariffs, trade policy, and related regulatory changes.

KEY BUSINESS AND CORPORATE DEVELOPMENTS IN 2025

During 2025, the Company advanced key elements of its mine-to-market strategy while navigating evolving market and policy conditions affecting domestic critical minerals supply chains. The developments below summarize progress in customer engagement and commercialization efforts, technology and intellectual property, construction and operational readiness at the Kellyton Graphite Plant, advancement of the Coosa Graphite Deposit, and financing and government funding initiatives.

●	Customer engagement and offtake. On November 3, 2025, FCA terminated its Offtake Agreement with the Company. Offtake agreements with SK On and Hiller Carbon remain in effect, and the Company continues to provide samples and pursue additional customer opportunities.
●	Patent issuance. On September 17, 2025, the Company received its first U.S. Patent related to its graphite purification method. The Company also has an additional patent application pending in the U.S.
●	Kellyton Graphite Plant construction and capital planning. During 2025, construction on the Kellyton Graphite Plant progressed with key electrical work and installation of micronization and spheroidization equipment, including commissioning one micronization and one spheroidization mill. Cumulative project costs were approximately $128.2 million as of December 31, 2025, and the Company completed a review to optimize the Phase I capital plan. Management notes that the original budget for Phase I was approximately $271 million and, through prior optimization and debottlenecking efforts, was reduced to approximately $245 million. While the Company’s additional optimization review in December 2025 resulted in additional potential cost reductions, the Company is also experiencing certain cost pressures related to tariffs and energy costs as a result of the current geopolitical climate and related uncertainties. As such, the Company is maintaining its current cost estimate of $245 million, of which approximately $117 million has not yet been incurred, including approximately $19 million related to contingency and potential cost escalations.
●	Qualification line progress. The Company operated the Kellyton Graphite Plant qualification line during 2025 and produced customer samples, including more than one metric ton of CSPG. The Company made process improvements and expects the line to support larger sample batches for customer qualification.
●	Coosa Graphite Deposit permitting and drilling. On October 27, 2025, the Company announced plans to advance permitting for potential future mine development at the Coosa Graphite Deposit and retained a third-party firm to support the process. Certain permitting activities commenced in the fourth quarter of 2025, and subsequent to year end, the Company filed an application for a National Pollutant Discharge Elimination System (“NPDES”) permit with the Alabama Department of Environmental Management (“ADEM”) and submitted its project application to the FAST-41 Federal Permitting Council dashboard.
●	Financing and government funding. Following FCA’s termination of the Offtake Agreement, the Company paused efforts to syndicate a secured debt facility that had been expected to be supported by that offtake arrangement. The Company continues to pursue other potential financing sources including, but not limited to, governmental financing, including Export-Import Bank of the U.S. (“EXIM”), and opportunity zones.
●	Capital raises driven by Convertible Notes, ATM Sales Agreement and 2024 Lincoln Park PA. The Company raised approximately $67 million in 2025 through a series of Convertible Notes offerings and its at-the-market (“ATM”) and equity line of credit (“ELOC”) programs, to end the year with a cash balance of approximately $49 million. The additional liquidity allowed the Company to fund additional equipment purchases, support ongoing permitting activities at its Coosa Graphite Deposit, and continue evaluation of potential government funding.

Additional discussion of these matters, including related risks, uncertainties, and impacts on liquidity and capital resources, is provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

AGP has also entered into incentive agreements with the State of Alabama and local municipalities for locating the Kellyton Graphite Plant near Kellyton in Coosa County, Alabama. The incentive agreements provide certain tax credits and incentives under the Alabama Jobs Act in connection with the construction of the Kellyton Graphite Plant.

AGP owns two buildings, adjacent to the Kellyton Graphite Plant, that total approximately 90,000 sq. ft. The build-out of the administrative building was completed in April of 2022 and includes the R&D Lab constructed in 2023.  The other building includes our qualification line and is being used for the maintenance shop, shipping and receiving, and as warehousing space.

Westwater plans to develop the Kellyton Graphite Plant in two phases (Phase I and II). The Kellyton Graphite Plant is anticipated to have capacity to produce a total of approximately 26,500 mt of product per year in Phase I, which will increase to approximately 106,000 mt of product per year upon completion of Phase II.  The anticipated capacity of each product is the following:

	Phase I:	Phase I and II:
ULTRA-CSPG™	12,500 mt per year	50,000 mt per year
SG Fines	14,000 mt per year	56,000 mt per year
Total Capacity	26,500 mt per year	106,000 mt per year

Construction activities for Phase I of the Kellyton Graphite Plant began in the fourth quarter of 2021 and will continue in 2026. Westwater continued construction activities related to Phase I of the Kellyton Graphite Plant at a measured pace during 2025 and with the additional financing raised in the fourth quarter of 2025, the Company has ordered additional long-lead equipment items to further advance the Kellyton Graphite Plant. The Company will continue to maintain a measured approach and optimize capital investment in Phase I at the Kellyton Graphite Plant. Reducing the level of construction activity until additional financing is secured to complete construction of Phase I is expected to extend the overall schedule to complete Phase I of the Kellyton Graphite Plant.

Spheroidization, Purification and Post-Processing Activities

The Company will process natural graphite concentrate at the Kellyton Graphite Plant through a combination of milling and shaping to produce spheroidized graphite and SG Fines. Then, the purification of the spheroidized graphite will be performed using a patented proprietary purification process that was developed and tested during our pilot program by Dorfner Anzaplan, other engineering consultants, and internally in our R&D Lab and qualification line. The purification process uses technologies related to caustic baking, acid leaching and thermal treatment with a smaller and more sustainable environmental footprint than that of a hydrofluoric acid based purification system, which is widely used by other graphite processing companies. Once the graphite is turned into purified graphitic carbon with a carbon content exceeding 99.95%, the surface coating will be completed to manufacture the advanced graphite products we intend to sell. On September 17, 2025, the Company announced it had received its first U.S. Patent related to its graphite purification method. The Company also has an additional patent application pending in the U.S.

Westwater currently purchases graphite flake concentrate for the Kellyton Graphite Plant under a supply contract with Syrah Resources Limited. In 2025, the Company also entered into a contract with a non-FEOC backup feedstock supplier. Westwater expects to continue to purchase graphite concentrate from Syrah Resources Limited and/or other sources for the Kellyton Graphite Plant until the Coosa Graphite Deposit is developed and in operation. Westwater believes its current contract with Syrah Resources Limited provides adequate feedstock supply until then and entered into the agreement with the backup feedstock supplier to secure further supply to reduce dependency, mitigate risk and ensure supply chain continuity.

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

The Company is in active discussions with additional potential customers, including battery manufacturers and automobile manufacturers, with the goal of executing multi-year supply agreements for Phase II. To date, the Company has executed a Procurement Agreement with SK On and a Fines Offtake Agreement with Hiller Carbon.

Regulation

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

Kellyton Graphite Plant

For construction and operations of the Kellyton Graphite Plant, the Company is required to obtain and maintain permits related to air emissions, water discharge, storm water drainage, and other regulated waste. The Company has all necessary permits to complete the construction of Phase I of the Kellyton Graphite Plant.

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

Environmental Criteria and Actions

The DFS for Phase I defined the raw material inputs, energy inputs, product streams, and waste streams, including air, water, solids and heat, for processing our graphite into battery products.  Integrated into these input and output streams, we are defining methods of reducing impacts on our environment, including:

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

Greenhouse gas emissions: Westwater has completed an initial LCA for Phase I of the Kellyton Graphite Plant, which was prepared assuming that the plant produces the previous estimate of 7,500 mt of CSPG per year. Westwater plans to update the LCA for the higher planned production of 12,500 mt of CSPG per year once the plant is operating.  However, based on the initial LCA, the main contributors to CO2 emissions at the Kellyton Graphite Plant are electricity consumption and direct CO2 emission from natural gas combustion. Westwater expects that Phase I will be a “minor source”, as defined by the ADEM, of air emissions with the following criteria pollutants: carbon monoxide (“CO”), ozone, nitrogen dioxide (“NO2”), sulfur dioxide (“SO2”), and particulate matter (“PM”) in respect to the USEPA’s Prevention of Significant Deterioration (“PSD”) program.  All criteria pollutants are projected to be <100 tons per year (“TPY”).  Additionally, the projected emissions of hazardous air pollutants (“HAP”) are expected to be below the “major source”, as defined by ADEM, threshold of 25 TPY and no single HAP is expected to be above the individual 10 TPY threshold. The Company anticipates that estimated emissions will remain below the major source thresholds when producing 12,500 mt of CSPG per year.

The expected process to produce battery-grade products for Phase I of the Kellyton Graphite Plant will not use hydrofluoric acid, which is widely utilized elsewhere in the industry.  Westwater believes a non-hydrofluoric acid process is advantageous because air and water emissions are either eliminated or significantly reduced, and because the chemicals that will be utilized in lieu of hydrofluoric acid are non-volatile and will be recycled in part through a closed loop circuit.  The reduced environmental impact associated with operations at the Kellyton Graphite Plant should substantially outweigh any potential advantages (“cost footprint”) that may exist for the hydrofluoric acid process.  The Kellyton Graphite Plant is designed to recycle approximately 70% of the chemicals used in its purification process.  Westwater estimates its process emits approximately 10% less greenhouse gas (“GHG”) emissions than Chinese natural graphite processing methods, and approximately 44% less GHG emissions than Chinese synthetic graphite processing methods.

Wastewater management: We expect that the Kellyton Graphite Plant will not have surface water discharge to waters of the U.S., nor are there any such jurisdictional waters of the U.S. at the Kellyton Graphite Plant.  In August 2022, the Company received its SID permit for the treatment of wastewater from the Alabama Department of Environmental Management.  Under the SID, the Company provides an agreed upon wastewater profile to be processed by the local wastewater treatment plant.  The Company plans to pretreat the wastewater from the Kellyton Graphite Plant through recycling, neutralizing and filtering to ensure it meets the requirements under the SID.

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

Westwater has a strong history in social license. For instance, the Company has participated in community service projects at local schools in Coosa and Tallapoosa Counties, Alabama, with a focus on facility improvements and grounds maintenance. Historically, when the Company had prior operations, it provided scholarships to families within the communities where it had operations.

Westwater Team and Culture (“Human Capital”)

Our team and culture are key to our success. We are committed to fostering solid relationships with all members of our workforce based on trust, treating workers fairly, providing them with safe and healthy working conditions and the opportunity to achieve and contribute to their full potential. Our team is defined by a commitment to our mission, vision, and values, which includes providing a great place to work for teammates, being a good neighbor in the communities where we work and live, and being a good steward for our investors.

As of December 31, 2025, 20 people were employed as full-time employees by Westwater.

Consistent with our core value of safety for each other, Westwater offers employment benefits including medical insurance, paid time off, sick leave, and retirement plans for all teammates, and a bonus structure at all salaried levels of the organization. Additionally, we have a history of supporting the professional development of members of our workforce including financial support to those wishing to obtain advanced degrees, as well as leadership seminars and training.

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

Regular attendance at Board meetings and the Annual Meeting of Stockholders is expected of each director. Our Board held twelve meetings during 2025. All directors attended all meetings of the Board and applicable Committees held in 2025. The independent directors met in executive session at several of the Board meetings held in 2025. All directors attended the 2025 Annual Meeting of Stockholders.

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

Safety and Sustainability Committee (previously the Health, Safety, and Environmental Committee)

The Company has a Safety and Sustainability Committee that reports directly to the entire Board of Directors of Westwater.  The Safety and Sustainability Committee held three meetings in 2025.  The Committee’s charter reads, in part:

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

Audit Committee

The Company has a separately designated Audit Committee composed solely of independent directors. The Audit Committee held four meetings in 2025.

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

Compensation Committee

The Compensation Committee held five meetings and had several informal discussions in 2025. The Compensation Committee is responsible for assisting the Board in setting the compensation of the Company’s directors and executive officers and administering and implementing the Company’s incentive compensation plans and equity-based plans.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee held two meetings during 2025, and its duties and responsibilities are to:

●	recommend to the Board director nominees for the annual meeting of stockholders;
●	identify and recommend director candidates to fill vacancies occurring between annual stockholders’ meetings; and
●	oversee all aspects of corporate governance of the Company.

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

AVAILABLE INFORMATION

Our internet website address is www.westwaterresources.net. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of 15(d) of the Exchange Act, are available free of charge through our website under the tab “Investors” as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. We also make available on our website copies of materials regarding our corporate governance policies and practices, including our Code of Ethics, Nominating and Corporate Governance Committee Charter, Audit Committee Charter and Compensation Committee

Charter. You may read and copy any materials we file with the SEC at the SEC’s website at http://www.sec.gov. You may also obtain a printed copy of the foregoing materials at no cost by sending a written request to: Westwater Resources, Inc., 6950 S. Potomac Street, Suite 300, Centennial, Colorado 80112, Attention: Information Request, or by calling (303) 531-0516. The information found on our internet website is not part of this or any report filed or furnished to the SEC.

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

The U.S. has experienced rising inflation for the past several years and U.S. inflation is currently at a high level. This inflation has resulted in an increase in our costs for labor, services, and materials. Further, our suppliers face inflationary impacts such as the tight labor market and supply chain disruptions, that could increase the costs to construct and commission the Kellyton Graphite Plant, explore and develop the Coosa Graphite Deposit, and conduct our day-to-day operations. The rate and scope of these various inflationary factors may increase our operating costs materially, which may not be readily recoverable, and have an adverse effect on our costs, operating margins, results of operations and financial condition.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability – particularly, the ongoing military conflict between Russia and Ukraine, ongoing war and conflict in the Middle East, and economic impacts relating to tariffs, anti-dumping and countervailing duties. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from these conflicts and other geopolitical tensions.

Ongoing wars, military conflicts and geopolitical tensions have caused broad disruption.  Although the length, impact and outcome of those conflicts is highly unpredictable, any one of the conflicts could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, higher inflation, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences, demands for battery storage related to grid applications, electric vehicle adoption rates, as well as increases in cyberattacks and espionage.  While we expect any direct impacts to our business to be limited, the indirect impacts on the economy and on the mining industry and other industries in general could negatively affect our business and may make it more difficult for us to raise equity or debt financing. In addition, the impact of other current macro-economic factors on our business, which may be exacerbated by the conflicts including inflation, supply chain constraints and geopolitical events, is likely to have an adverse effect on our business.

We face a variety of risks related to our graphite manufacturing business serving multiple end markets.

We plan to develop a graphite manufacturing business that produces low-cost, high-quality, and high-margin graphite products for a range of applications, including lithium-ion and other battery technologies for electric vehicles, battery energy storage systems, grid-scale storage, data centers and other stationary storage applications, as well as potential defense, aerospace, nuclear, industrial and other specialty applications. The planned graphite manufacturing business is significantly different from our historic mining operations and carries a number of risks, including, without limitation:

●	unanticipated liabilities or contingencies;
●	the need for additional capital and other resources to expand into the graphite manufacturing business and downstream products business, including as part of a potential vertical integration strategy from mining through purification and graphite production;
●	competition from better-funded public and private companies, including from producers of synthetic graphite, and competition from foreign companies that are not subject to the same environmental and other regulations as the Company;
●	difficulty in hiring personnel or acquiring the intellectual property rights and know-how needed for the proposed graphite manufacturing business; and
●	the potential for interruptions in our sources of graphite prior to operation of the Coosa Graphite Deposit due to environmental risks, geopolitical war and conflict, supply chain disruptions and transportation risks, and regulatory changes.

Entry into a new line of business may also subject us to new laws and regulations with which we are not familiar and may lead to increased litigation and regulatory risk. Our ability to penetrate and compete in diverse end markets, including defense-related, nuclear, energy storage and other industrial markets, will depend on our ability to meet stringent technical specifications, regulatory requirements, qualification processes and security requirements, which may be more rigorous than those applicable to traditional battery markets. Further, our graphite manufacturing business model and strategy are still evolving and are continually being reviewed and revised, and we may not be able to successfully implement our business model and strategy. We may not be able to produce graphite with the characteristics needed for various end uses, including but not limited to battery anode material, specialty graphite applications, defense-related technologies, nuclear applications or stationary energy storage systems, and we may not be able to attract a sufficiently large number of customers. Although we have gained experience over the past several years, neither the Company nor any member of its management team has directly engaged in producing graphite before, and our lack of this specific experience may result in delays or further complications to the new business. If we are unable to successfully implement our graphite manufacturing business and vertical integration strategy, our revenue and profitability may not grow as we expect, our competitiveness may be materially and adversely affected, and our reputation and business may be harmed.

In developing our graphite manufacturing business, we have and will continue to invest significant time and resources. Initial timetables for the development of our business may not be achieved. Failure to successfully manage these risks in the development and implementation of our business plan could have a material adverse effect on our business, results of operations and financial condition.

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

Delays or cost overruns could also result from inaccuracies in the estimates and findings in the DFS; difficulties in negotiation of construction contracts; challenges with managing contractors and vendors; subcontractor performance; adverse weather conditions and natural disasters; increased costs, shortages, or inconsistent quality of equipment, materials, and labor; judicial or regulatory action; nonperformance under construction or other agreements; engineering or design problems; initial production, plant start-up, attaining customer product specifications, and operating risks; future pandemic health events; work stoppages; environmental and geological conditions; or challenges with start-up activities and operational performance.

The Kellyton Graphite Plant has not yet operated at commercial scale, and we have never operated a full-scale graphite processing facility. As a result, we face significant scale-up risks, including the risk that equipment, processes or technologies may not perform as expected at commercial throughput levels; that yields, recoveries or production rates may be lower than anticipated; that product quality may be inconsistent; or that we may be unable to meet customer technical specifications on a repeatable and consistent basis. The transition from pilot-scale operations to sustained commercial production involves significant engineering, operational and quality control challenges, and there can be no assurance that we will achieve stable operations within expected timeframes or budgets. Failure to achieve consistent production volumes and product specifications could delay customer qualification, give rise to contractual penalties offtake agreement terminations, and materially and adversely affect our business and reputation.

To the extent we are unable to successfully complete construction on time, in accordance with milestones, or at all, or to commission, ramp up and operate the Kellyton Graphite Plant at commercial scale in a reliable manner, our ability to develop the Kellyton Graphite Plant could be adversely affected, which in turn could have a material adverse effect on our business, growth prospects, results of operations and financial condition.

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

We do not have a committed source of financing for the development of our graphite or vanadium projects. Through December 31, 2025, we have incurred costs of approximately $128 million. While the remaining capital expenditures to construct Phase I of the Kellyton Graphite Plant are currently estimated at approximately $117 million, inclusive of contingencies, delays in constructing the commercial scale processing facility and other cost overruns may increase that estimate. As of December 31, 2025, we have approximately $48.6 million in cash, and there can be no assurance that we will be able to obtain financing on commercially reasonable terms, if at all, for the remainder of the amount needed to construct Phase I of the Kellyton Graphite Plant or develop our properties. Our inability to construct the Kellyton Graphite Plant or develop our properties would have a material adverse effect on our future operations.

We are a pre-revenue company, have incurred losses and have had no revenue from operations since 2009, and we expect to continue to incur losses until the Kellyton Graphite Plant becomes operational. We have no way to generate cash inflows outside of financing activities and we will continue to incur operating losses until we begin graphite and/or vanadium production on a scale sufficient to generate revenue to fund continuing operations, which cannot be assured. Our future production of purified graphite products is dependent on completion of the Kellyton Graphite Plant and successful implementation of graphite purification technology. Our future mining of graphite and vanadium is dependent upon the completion of an evaluation that will assess the amount, location and size of graphite and vanadium concentrations at our Coosa Graphite Deposit. We can provide no assurance that we will successfully produce graphite or vanadium on a commercial scale, that our properties will be placed into production or that we will be able to continue to find, develop, acquire and finance additional mineral resources or reserves. If we fail to reach commercial scale production and cannot find other means of generating revenue other than producing graphite and vanadium and/or access additional sources of private or public capital, we may not be able to remain in business and holders of our securities may lose their entire investment.

We currently rely entirely on financing activities to fund our operations and capital expenditures. Our business plan is capital intensive and dependent upon our ability to access financing. Volatility in the capital markets, changes in investor sentiment toward critical minerals, energy transition or mining companies, or Company-specific developments may materially and adversely affect our ability to raise additional capital. If we are unable to raise sufficient funds when needed, we may be required to delay, scale back or discontinue construction, development or commercialization plans for the Kellyton Graphite Plant, which could materially harm our business.

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

The market for graphite is global and serves multiple end uses, including stationary energy storage systems, grid infrastructure, data centers, defense and aerospace technologies, nuclear applications and various industrial uses. Demand in any of these sectors may be cyclical, policy-driven or subject to technological substitution. Changes in battery chemistries, advances in alternative anode materials, reduced growth in electric vehicle adoption, slower deployment of BESS or grid storage, or reduced defense or infrastructure spending could adversely affect overall graphite demand and pricing.

Mineral prices fluctuate widely and are affected by numerous factors beyond the Company’s control such as global and regional supply and demand, interest rates, exchange rates, inflation or deflation, fluctuation in the value of the U.S. dollar and foreign currencies, and the political and economic conditions of mineral-producing countries throughout the world. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company’s graphite and vanadium activities not producing an adequate return on invested capital to be profitable or viable. In addition, a significant, sustained drop in graphite and vanadium prices would cause us to recognize impairment of the carrying value of our graphite and vanadium or other assets, which could have an adverse impact on the Company’s financial conditions and results of operations.

Our operations are subject to environmental risks.

We are required to comply with environmental protection laws, regulations and permitting requirements in the U.S., and we anticipate that we will be required to continue to do so in the future in connection with the construction and operations at our Kellyton Graphite Plant and Coosa Graphite Deposit. We have expended significant resources, both financial and managerial, to comply with environmental protection laws, regulations and permitting requirements, and we anticipate that we will be required to continue to do so in the future. The material environmental laws and regulations within the U.S. include the Clean Air Act, Clean Water Act (“CWA”), Safe Drinking Water Act, Federal Land Policy Management Act, National Park System Mining Regulations Act, State Department of Environmental Quality regulations, rules and regulations of the NEPA, NPDES, and Section 404 of the CWA as applicable.

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

Our intellectual property, which is primarily related to our proprietary rights to an improved method for the purification of graphite concentrate, is important to our business. We have obtained an issued patent and have one patent application pending in the U.S., and we generally enter into confidentiality and invention agreements with our employees and consultants. While the Company has received its first U.S. Patent related to its graphite purification method, we can make no assurances that other patent applications will result in an issued patent and our failure to secure rights under the patent application may limit our ability to protect some intellectual property rights of our proposed graphite production business. In addition, such patent protection and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons generally applicable to patents and their granting and enforcement. In addition, the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may be expensive. Our inability to protect our proprietary intellectual property rights or gain a competitive advantage from such rights could harm our ability to generate revenue and, as a result, our business and operations.

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

While certain tax credits and other incentives for alternative energy production, alternative fuel, and electric vehicles have been available in the past, there is no guarantee these programs will be available in the future. For example, the IRA provides a 10% tax credit for the costs of producing certain critical minerals, including graphite and vanadium.  Further, the IRA sets a minimum domestic content threshold for the percentage of the value of applicable critical minerals contained in the battery of the electric vehicles. Moreover, if a vehicle battery’s critical minerals were extracted, processed or recycled by a “foreign entity of concern,” such as China, the tax credit would not apply.

This risk is particularly heightened under the current Presidential administration, because such tax credits and existing trade policy are subject to heightened political scrutiny and uncertainty. The current Presidential administration or changing legislative priorities could materially alter legislation and laws, governmental regulations and policies supporting electric vehicles and climate change programs resulting in a materially adverse effect on our business and growth strategy.

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

Reductions, expirations, modifications or other changes to tariffs, anti-dumping and countervailing duties, or other changes to existing trade regulations could decrease demand for our products.

In 2019, the Trump administration announced tariffs on goods imported from China. In February 2026, the U.S. Department of Commerce (“DOC”) issued an initial affirmative countervailing duty determination; however, in March 2026, the U.S. International Trade Commission (“USITC”) unexpectedly rescinded that determination. The total tariffs have been subject to frequent administration changes and are likely to continue to evolve. Changes to these trade measures, including reductions or changes to existing tariffs, anti-dumping and countervailing duties, or changes in U.S. or foreign trade remedies or export controls could materially alter relative pricing and competition for graphite and graphite-derived products and thereby result in a reduction of demand for our products.

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

The Company discovered vanadium at the Coosa Graphite Deposit and is executing an exploration plan to further investigate the size and extent of resources. While there can be no assurance that the extent of those concentrations will end up being economically feasible, even if the Company finds vanadium in sufficient quantities to warrant recovery, it ultimately may not be recoverable. Finally, even if any vanadium is recoverable, the Company does not know whether recovery can be done at a profit. Our vanadium activities are highly prospective, face a high risk of failure and may not result in any benefit to the Company.

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

Our Common Stock price has experienced substantial volatility in the past and may remain volatile in the future. During 2025, the sale price of our Common Stock ranged from a high of $3.48 per share to a low of $0.46 per share. Volatility in our stock price can be driven by many factors including, but not limited to, general market conditions, market conditions in the energy materials industry, announcements that we may make regarding our business plans or strategy, including announcements concerning our anticipated battery-graphite business, the substantial increase in the sale and issuance of shares of our Common Stock to finance our operations and the accuracy of expectations and predictions of financial analysts and the market as they pertain to our future business prospects. In addition, the price of our Common Stock may increase or decrease substantially for reasons unrelated to our operating performance or prospects. If our Common Stock continues to experience substantial price volatility, any shares investors purchase may rapidly lose some or substantially all of their value.

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

The Company’s Information Technology department, which is headed by the Company’s Information Technology Administrator, who maintains a current CompTIA Security+ Continuing Education (CE) Certification and has over 20 years of experience in information security. The Information Technology department is responsible for the Company’s information technology program, including addressing cybersecurity risks, and utilizes specialized vendors to enhance the program.  The Information Technology department assesses the effectiveness of its cybersecurity efforts through ongoing monitoring.

There are no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that the Company believes have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition.

ITEM 2. PROPERTIES

KELLYTON GRAPHITE PLANT

The Kellyton Graphite Plant is located near Kellyton, Alabama and five miles northwest of Alexander City, Alabama. AGP executed a land lease with the Lake Martin Area Industrial Development Authority, providing AGP rights to approximately 70 acres to construct and operate the Kellyton Graphite Plant.  Westwater plans to develop the Kellyton Graphite Plant in two phases (Phases I and II).  Construction activities for Phase I of the Kellyton Graphite Plant began in the fourth quarter of 2021 and are expected to continue in 2026. For more developments of construction items see Item 1, Business.

A plan and design for Phase II is in place at a DFS level. The future estimated costs to develop and the anticipated production for each phase of the Kellyton Graphite Plant is based on Westwater’s completed DFS, as optimized for Phase I, and for Phase II.  The estimated economics for both Phase I and Phase II, assume that graphite concentrate will be purchased from a third-party rather than assuming any potential production from the Coosa Graphite Deposit.

Production Pilot Operations

The Company completed its pilot program in 2021, during which it produced multi-ton batches of battery-grade graphite products in an effort to reduce scale up risk.  During the pilot program, graphite concentrates were purified and converted into advanced battery-grade graphite products.  The majority of the pilot program was performed at contracted laboratories. The purified material was manufactured into our three products, purified micronized graphite, coated spherical purified graphite and delaminated expanded graphite. The results of the pilot program were used to inform the results of the Company’s DFS, and to provide samples to potential customers. As a result of the construction of the R&D Lab in 2023 and the qualification line in 2025, both at the Kellyton Graphite Plant, the Company now performs its production for customer samples, qualification, and product optimization on-site.

Project Development Plan

Phase I: After testing and commissioning, the Kellyton Graphite Plant is anticipated to have annual production capacity of approximately 12,500 mt of ULTRA-CSPG™ and approximately 14,000 mt of SG Fines. Graphite concentrate feedstock is anticipated to be supplied by Syrah Resources Limited until at least 2028. To reduce dependency, mitigate risk and help ensure supply chain continuity, the Company also entered into a backup feedstock supplier agreement in 2025 with a non-FEOC supplier.

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

The Property

The Coosa Graphite Deposit is comprised of a lease of privately owned mineral rights from a single landowner covering an overall area of approximately 41,965 acres (approximately 65.6 square miles). The various property parcels that comprise the lease are contiguous with each other, except for a few small and isolated parcels that are situated in the far southern part of the project area. The lease has a series of five-year terms (commencing August 1, 2012) that are not to exceed 70 years in total. Under the terms of the lease Alabama Graphite is required to make annual payments of $10,000 for the original lease in order to maintain its property rights. Alabama Graphite is obligated to pay the owner of the mineral estate a net smelter return royalty of 2.00% for any production and sale of graphite, vanadium and other minerals derived from the leased lands. There is a further obligation to pay a 0.50% net smelter return royalty, not to exceed $150,000, and make payments of $100,000 at the time of completion of a “bankable feasibility study” and an additional $150,000 upon completion of “full permitting” of the leased property. These payments are payable to an unaffiliated third-party and as of December 31, 2025, no royalty nor payments, other than the annual payment for property rights, were owed. Other than a temporary access permit that is renewed yearly, the Company does not hold any surface rights in the project area.

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

Project Geology

The Coosa Graphite Deposit is located at the southern-most end of the Appalachian mountain range in east-central Alabama. Within the Appalachian Mountains a group of Precambrian to Paleozoic age metamorphic rocks host scattered graphite deposits, in an area known as the Alabama Graphite Belt. At the Coosa Graphite Deposit, graphite mineralization, sometimes associated with vanadium mineralization, is hosted within the Higgins Ferry Group, which is comprised of coarse to fine-grained biotite-feldspar-quartz gneiss, various quartz-muscovite and quartz-muscovite-graphite schist, quartzite and altered mafic rocks. The rocks of the Higgins Ferry Group are thought to be Precambrian to Paleozoic in age. In the project area, graphite (and vanadium) mineralization is hosted in a series of quartz-muscovite-biotite-graphite and quartz-graphite schists that are generally medium to coarse grained, and are moderately foliated and somewhat contorted. The graphitic schist units are occasionally cut by pegmatites, which are unmineralized with respect to graphite and vanadium. Graphite grades in the quartz-muscovite-biotite-graphite schist are generally less than one to two percent, while graphite grades in the quartz-graphite schist are typically two to four percent, and occasionally five to seven percent. The graphitic schists are moderately to strongly weathered to depths that may extend 10s of feet to occasionally more than 100 feet, and can generally be considered to be surface minable.

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

Permitting Status

The Company holds an exploration license from the State of Alabama for the Coosa Graphite Deposit, and is currently reviewing local, state, and federal permits for future development. During the fourth quarter of 2025, the Company engaged with a local Alabama mine permit and engineering firm to provide permitting, environmental fieldwork, and related engineering support for the Coosa Graphite Deposit.

During the fourth quarter of 2025 and the first quarter of 2026, permit related activities included the preparation of a permit base map; surface water and groundwater monitoring including installing six groundwater monitoring wells and conducting surface and groundwater sampling; and stream and wetland delineations and preparation of U.S. Army Corps of Engineers (“USACE”) jurisdictional determination materials, which the Company submitted on March 12, 2026.  These activities are ongoing and are expected to support an eventual USACE Section 404 Individual Permit, which the Company plans on submitting in the second half of 2026.

Subsequent to the year ended December 31, 2025, on February 26, 2026, the Company filed an application for a NPDES permit with the ADEM. The NPDES permit is required under Section 402 of the U.S. Clean Water Act and authorizes the regulated discharge of treated stormwater and other permitted water associated with mining and related site activities. Activities are underway, or planned, to support an application for the Alabama Department of Labor (“ADOL”)

mining permit and MSHA identification. These include initiating a U.S. Fish & Wildlife Service habitat assessment; completing an ADCNR information exchange to inform the habitat assessment; performing cultural resource survey fieldwork on approximately 640 acres, and coordinating with Coosa County regarding potential roadway interfaces.

Subsequent to the year ended December 31, 2025, on March 16, 2026, the Company filed its application with the Federal Permitting Counsel for inclusion in the FAST-41 program.  Established by the U.S. Congress in 2015, the FAST-41 program is intended to streamline the federal permitting process by improving timeliness and predictability through publicly posted permitting timelines and procedures. The program also provides formal issue‑resolution mechanisms, and its federal permitting dashboard allows project stakeholders and the general public to track a project’s progress, including opportunities for public comment.

Permit related activities, applications, and agency reviews remain subject to change based on field conditions and regulatory changes and/or feedback.

Mineral Resources

The IA was completed as a TRS, disclosing Mineral Resources, including an economic analysis, for the Coosa Graphite Deposit, in accordance with S-K 1300.  The TRS was completed on behalf of Westwater by SLR with an effective date of December 11, 2023, and filed by the Company on Form 8-K with the SEC on December 13, 2023.  SLR qualifies as a Qualified Person as defined under Item 1302 of Regulation S-K.

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

The TRS was prepared in accordance with the regulations set forth in S-K 1300 with the objective of disclosing the Mineral Resources at the Coosa Graphite Deposit, with an economic analysis. Based on the density of drilling, continuity of geology and mineralization, testing, and data verification, the Mineral Resource estimates meet the criteria for Indicated or Inferred Mineral Resources as summarized in the TRS.

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

Only 7 million tons or 11% of the 72.7 million tons in the estimated alternative case are Indicated Mineral Resources.  As a result, the Qualified Person determined that a stand-alone alternative case with only Indicated Mineral Resource tonnage is not economic using the assumptions and inputs outlined in the estimated base case.

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

The capital and operating cost estimates are based on factored costs from other operations, the Qualified Person’s judgment, and analogy.  The change in the cost basis for this TRS, due to the proposed increase in Cg production rates and the requirement for cost escalation, makes the accuracy, in the Qualified Person’s opinion, an American Association of Cost Engineers (AACE) International Class 5 cost estimate with an accuracy range of -20% to -50% to +30% to +100%.

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

INFRASTRUCTURE

The Company’s carrying value of property, plant and equipment at December 31, 2025 is as follows:

	Net Property, Plant and Equipment at December 31, 2025
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Buildings	3,122	—	3,122
Other property, plant and equipment	4,360	10	4,370
Construction in progress	126,729	—	126,729
Total	$143,183	$10	$143,193

INSURANCE

Our properties are covered by various types of insurance including property and casualty, builder’s risk, environmental, liability and umbrella coverage. We have not experienced any material uninsured or under insured losses related to our properties in the past and believe that sufficient insurance coverage is in place.

ITEM 3. LEGAL PROCEEDINGS

None.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK INFORMATION

Our Common Stock is traded on the NYSE American Capital Market under the symbol “WWR.” As of March 12, 2026, there were 59 holders of record of our Common Stock.

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

The Company did not sell any unregistered equity securities during the year ended December 31, 2025. Neither the Company nor any of our affiliated purchasers made any stock repurchases of our equity securities during 2025.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements as of and for the years ended December 31, 2025 and 2024, and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” above and elsewhere in this Annual Report on Form 10-K. See “Cautionary Note Regarding Forward-Looking Statements” above.

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

SUMMARY OF RECENT DEVELOPMENTS

Customer Engagement Update

The global landscape for the U.S. supply of critical minerals, including natural graphite, continues to evolve. On November 3, 2025, FCA, which is part of the Stellantis group of companies, unexpectedly terminated its Offtake Agreement with the Company. FCA was one of three companies, including SK On and Hiller Carbon, with offtake agreements with Westwater.

The offtake agreements with SK On and Hiller Carbon remain in effect. While FCA has indicated it may be open to considering a new arrangement with the Company, any future agreement would be subject to current market conditions and other terms to be negotiated. The Company continues to explore additional offtake opportunities with other prospective customers and, as part of these efforts, has provided and expects to continue providing product samples to support customer evaluation and qualification processes.

Westwater continues to respond to inquiries from prospective customers as they evaluate the impact of announced and potential changes to global trade and industrial policy, including tariffs, export restrictions, domestic content requirements, countervailing and antidumping duties, the Section 45X advanced manufacturing production tax credit, and related policy measures that may affect demand for domestic battery-grade natural graphite. Many of these prospective customers include large, global lithium-ion battery manufacturers and original equipment manufacturers (“OEMs”).

Issuance of Patent for Graphite Purification

On September 17, 2025, the Company announced that it had received its U.S. Patent related to its graphite purification method. The Company believes its purification process provides a more environmentally sustainable alternative to certain conventional purification techniques used in China and other countries. In particular, the purification process is designed to avoid the use of hydrofluoric acid, a hazardous substance that is commonly used in certain traditional purification methods. The Company believes its patented approach supports the production of high-purity graphite and provides a competitive advantage as customers increasingly consider tariff restrictions, ESG, permitting and domestic supply chain requirements.

Kellyton Graphite Plant – Construction and Estimated Cost Update

During the year, construction activities at the Kellyton Graphite Plant included equipment installation and electrical work to establish the power distribution center, transition off temporary power generation, and connection of the facility to the Alabama power grid. The Company has installed micronization (sizing) and spheroidization (shaping) mills in the SG building and has commissioned and started one micronization and one spheroidization mill.

Westwater has constructed and continues to operate its R&D Lab. The R&D Lab supports ongoing product development and optimization with potential customers and provides in-house quality control testing capabilities. The Company believes the R&D Lab increases flexibility to refine and produce future samples in accordance with customer specifications.

Since inception of the Kellyton Graphite Plant, and inclusive of liabilities as of December 31, 2025, the Company has incurred costs of approximately $128.2 million.  Refer to Note 5 of the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further details. The Company continued Phase I construction activities at a measured pace during 2025. With additional financing raised during 2025, the Company has ordered certain long-lead equipment items to further advance Phase I in 2026; however, the Company currently intends to maintain a measured approach to capital deployment.

In light of the Company’s customer engagement and commercial discussions, the Company completed an evaluation to optimize the Phase I capital plan for of the Kellyton Graphite Plant in December of 2025. Management notes that the original budget for Phase I was approximately $271 million and, through prior optimization and debottlenecking efforts, was reduced to approximately $245 million. While the Company’s additional optimization review in December 2025 resulted in additional potential cost reductions, the Company is also experiencing certain cost pressures related to tariffs and energy costs as a result of the current geopolitical climate and related uncertainties. As such, the Company is maintaining its current cost estimate of $245 million, of which approximately $117 million has not yet been incurred, including approximately $19 million related to contingency and potential cost escalations.

Qualification Line Development at Kellyton Graphite Plant

During 2025, the Company operated its qualification line at the Kellyton Graphite Plant and produced multiple customer samples, including aggregate production in excess of one metric ton of CSPG, for use in pre-production evaluations and testing. Throughout the year, the Company made incremental improvements to the qualification line to improve cycle times, yield, and graphite flow rates and to enhance overall operating performance.

The CSPG produced on the qualification line is representative of CSPG material produced in a future commercial setting.  The Company expects the continued operation of the qualification line will support the production of bulk CSPG samples in one to ten metric ton batches for customer qualification activities. The qualification line is also being used for operations training and process familiarization, which the Company believes may support a more efficient commissioning and start-up of the Kellyton Graphite Plant.

During 2025, the Company commissioned one micronization mill and one shaping mill. These commissioned mills are being used in conjunction with the qualification line to produce additional customer samples, and the Company expects these assets to transition to the mass production line when Phase I of the Kellyton Graphite Plant is completed and becomes operational.

Coosa Graphite Deposit

On October 27, 2025, Westwater announced plans to progress the permitting process for future mine development at its Coosa Graphite Deposit.  The Company has retained a third-party permitting and engineering firm to support and manage permitting activities and expects to engage with the U.S. Army Corps of Engineers, the Alabama Department of Environmental Management, and other state and local authorities as the process progresses. The permitting effort is expected to include the preparation of environmental studies and the submission of applications under applicable federal and state frameworks, including, as relevant, water discharge, wetlands and air permits, and other approvals associated with the construction and operation of the Coosa Graphite Deposit. These results will inform ongoing mine planning and design efforts, as Westwater continues to evaluate and optimize the Coosa Graphite Deposit for efficient, responsible production of natural graphite.

Certain permitting activities commenced in the fourth quarter of 2025, and subsequent to year end, the Company filed an application for a NPDES permit with the ADEM and submitted its project application to the FAST-41 Federal Permitting Council dashboard. Established by the U.S. Congress in 2015, the FAST-41 program is intended to streamline the federal permitting process by improving timeliness and predictability through publicly posted permitting timelines and procedures. The program also provides formal issue‑resolution mechanisms, and its federal permitting dashboard allows project stakeholders and the general public to track a project’s progress, including opportunities for public comment.

Financing Update

During 2025, the Company entered into the Series Purchase Agreements pursuant to which the Company issued and sold in registered public offerings Convertible Notes in the aggregate principal amount of $10.0 million, which are convertible into shares of the Company’s Common Stock.

The Company continued to raise capital through its ATM Sales Agreement and 2024 Lincoln Park PA which resulted in net proceeds of $53.4 million and $3.2 million, respectively.

Refer to Note 5, Convertible Notes, and Note 9, Stockholders’ Equity, of the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further details.

Debt Financing Update

Following the unexpected termination of the FCA Offtake Agreement in the fourth quarter, which the Company had expected to be a key commercial underpinning for the debt syndication, the Company, together with its investment banker, paused efforts related to syndication of a secured debt facility. While the private debt syndication process has been paused, the Company continues to receive interest from lenders that may be interested in providing financing pending sufficient commercial offtake. No assurance can be given that the Company will ultimately enter into a lending arrangement, or that financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company.  Further, we continue to pursue other potential financing sources including, but not limited to, governmental financing and opportunity zones.

In April 2025, Westwater received a letter of interest from EXIM related to the Kellyton Graphite Plant, under EXIM’s “Make More in America Initiative” and “China and Transformational Exports Program.” The Company’s application remains pending. Progression from an EXIM letter of interest to a loan commitment is subject to, among other things, additional offtake to support loan repayment, submission and acceptance of a formal application, completion of EXIM due diligence and underwriting, and negotiation and finalization of definitive terms and conditions. No assurance can be given that the Company will enter into a loan transaction with EXIM.

In addition to the EXIM loan application, Westwater has engaged advisors to support ongoing efforts to evaluate and pursue other sources of government funding that may be available.

RESULTS OF OPERATIONS

Summary

Consolidated net loss from operations for the year ended December 31, 2025 was $27.3 million, or $0.32 per share, as compared with $12.7 million, or $0.22 per share for the same period in 2024. The $14.6 million increase in our consolidated net loss from operations was primarily due to costs associated with conversions and fair value adjustments of the Convertible Notes, an increase in stock compensation expense, debt issuance costs, greater depreciation expense and costs associated with progressing the permitting of the Coosa Graphite Deposit.

These increases were offset by the reduction of other expenses related to a loss on sales and a write-down of raw material inventory in the prior year. See below for further details related to these changes.

Product Development Expenses

Product development expenses for the year ended December 31, 2025 were $1.1 million and remained relatively flat, as compared to the same period in 2024.

Exploration Expenses

Exploration expenses for the year ended December 31, 2025, increased by $0.2 million, compared to the same period in 2024.  The increase was a result of completing a substantial body of work during the fourth quarter of 2025 essential to advancing the Coosa Graphite Deposit through early stage permitting, environmental baseline characterization, cultural resource compliance, and preliminary engineering design. The combination of engineering design, environmental fieldwork, regulatory mapping, hydrologic studies, and agency coordination is intended to help the Company progress toward obtaining required permits and preparing the site for development activities.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2025, were $12.4 million, an increase of approximately $2.4 million as compared to the prior year. The increase was primarily due to $2.6 million in higher stock compensation expense as a result of larger and broadly distributed restricted stock unit awards granted in May 2025, compared to awards granted in prior years.  Refer to Note 10, Stock-based Compensation, of the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further details.

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 2025, increased by $0.5 million, compared to the same period in 2024, due to an increase in depreciation expense resulting from the qualification line, which was placed in service in January of 2025.

Mineral Property Expenses

Mineral property expenses were less than $0.1 million for the year ended December 31, 2025, remaining flat compared to the prior year.  These costs include payments to land and surface owners.

Other Expense, net

Other expense, net for the year ended December 31, 2025 was $12.8 million, as compared to $1.2 million for the same period in the prior year. The increase in other expense, net was primarily due to expense for issuance costs, conversions, and fair value adjustments of the Convertible Notes. Other expense related to the conversions and adjustments to the Convertible Notes was impacted by the Company’s higher stock price during 2025. The Company also recognized deferred debt issuance costs as a result of placing the syndication process on hold upon the termination of the FCA Offtake Agreement. The increase in other expense, net in the current period was partially offset by the absence of a loss on sales and a write-down of raw material inventory in the current year, compared to the same period of the prior year. Refer to Note 11, Other Expense, net, of the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further details.

FINANCIAL POSITION

Operating Activities

Net cash used in operating activities of $9.9 million for the year ended December 31, 2025, represents an increase of $4.1 million compared to the same period in 2024.  The increase in cash used in operating activities was primarily due to the absence of $3.6 million of cash collected on sales of raw material inventory in 2024, and changes in other working capital.

Investing Activities

Net cash used in investing activities increased by $6.8 million for the year ended December 31, 2025, as compared to the same period in 2024. For both periods, the investing activity represents construction capital expenditures as the Company continues a managed approach to construction activity of Phase I of the Kellyton Graphite Plant, slightly offset by cash received from sales of assets. Refer to Note 4, Property, Plant and Equipment of the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further details.

Financing Activities

Net cash provided by financing activities increased by $61.8 million for the year ended December 31, 2025, as compared to the same period in 2024.  The increase was primarily due to net cash proceeds received for the Convertible Notes issued in the current year and an increase in shares of Common Stock sold under the ATM Sales Agreement and 2024 Lincoln Park PA during the current year, compared to the same period in 2024.

LIQUIDITY AND CAPITAL RESOURCES

The Company has not recorded revenue from its graphite operations, and as such, Westwater is subject to all the risks associated with a development stage company. Management expects to continue to incur cash losses to further advance the Coosa Graphite Deposit, to continue construction activity at the Kellyton Graphite Plant and for general and administrative expenses until operations commence at the Kellyton Graphite Plant.  Operations at the Kellyton Graphite Plant are dependent on securing the additional funding needed to complete construction of Phase I of the Kellyton Graphite Plant.

During the year ended December 31, 2025, and through the date the consolidated financial statements are issued, the Company continued construction activities related to the Kellyton Graphite Plant.  However, the construction activities have been significantly reduced from anticipated levels until additional funding is secured to advance Phase I of the Kellyton Graphite Plant. The Company’s construction-related contracts include termination provisions at the Company’s election that do not obligate the Company to make payments beyond what is incurred by the third-party service provider, including purchases of long lead equipment, through the date of such termination.

During the year ended December 31, 2025, the Company sold approximately 36.1 million shares of Common Stock for net proceeds of $53.4 million pursuant to the ATM Sales Agreement, and sold approximately 5.1 million shares of Common Stock for net proceeds of $3.2 million pursuant to 2024 Lincoln Park PA. Additionally, during the year ended December 31, 2025, the Company had proceeds of $10.0 million related to the Convertible Notes.

On December 31, 2025, the Company’s cash balance was $48.6 million. As of December 31, 2025, the Company had approximately $71.9 million remaining available for future sales under the ATM Sales Agreement and approximately $26.2 million worth of shares of Common Stock available for sale under the 2024 Lincoln Park PA, subject to certain limitations contained within the Convertible Notes.

See Note 9, Stockholders’ Equity of the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further details regarding the Company’s equity financing agreements.

While the Company has advanced its business plan and has been successful in the past raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company. Recent volatility in the equity and debt capital markets, higher interest rates, inflation, electric vehicle production and adoption rates, uncertain economic conditions and regulatory policy and enforcement, tariff policy and import/export restrictions, and unstable geopolitical conditions, could significantly impact the Company’s ability to access the necessary funding to advance its business plan. On July 3, 2024, the Company filed a Registration Statement on Form S-3 (the “Registration Statement”), which was declared effective by the SEC on August 29, 2024.  The Company’s ability to raise additional funds under the ATM Sales Agreement and the 2024 Lincoln Park PA may be limited by the Company’s market capitalization, share price and trading volume.

Management believes the Company’s current cash balance is sufficient to fund its planned non-discretionary expenditures beyond a year after the date that this Annual Report on Form 10 K was issued. For additional disclosure, refer to Note 2, Liquidity of the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1, The Company and Significant Accounting Policies to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K. We believe our most critical accounting policies involve those requiring the use of significant estimates and assumptions in determining values or projecting future costs.

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

Convertible Notes

The Convertible Notes are reflected at fair value because the Company elected to measure these financial instruments utilizing the fair value option, in accordance with ASC 825, Financial Instruments, for the entirety of the term of the Convertible Notes given that the embedded conversion elements would likely require bifurcation. The fair value of the Convertible Notes is considered Level 3 as the Company considers unobservable inputs related to the probability of the occurrence of certain contingent redemption features in its determination of fair value, and unobservable inputs related to potential changes in the Company’s future stock prices based on a binomial lattice pricing model. Changes in those unobservable inputs could significantly impact the estimated fair value of the Convertible Notes and the Company may experience volatility in reported earnings until the Convertible Notes are converted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Westwater Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Westwater Resources, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Baker Tilly US, LLP

Denver, Colorado

March 19, 2026

We have served as the Company’s auditor since 2017.

WESTWATER RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(expressed in thousands of dollars, except share amounts)

	December 31,	December 31,
	2025	2024
ASSETS

Current Assets:
Cash and cash equivalents	$48,576	$4,272
Prepaid and other current assets	294	591
Total Current Assets	48,870	4,863

Property, plant and equipment, at cost:
Property, plant and equipment	144,646	138,581
Less: Accumulated depreciation	(1,453)	(713)
Net property, plant and equipment	143,193	137,868
Other long-term assets	2,470	3,626
Total Assets	$194,533	$146,357

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,989	$9,517
Series A-1 Convertible Notes	1,848	—
Series B-1 Convertible Notes	4,125	—
Accrued liabilities	1,660	2,245
Total Current Liabilities	11,622	11,762

Other long-term liabilities	1,382	1,473
Total Liabilities	13,004	13,235

Commitments and Contingencies (see Note 13)

Stockholders’ Equity:
Common Stock, 200,000,000 shares authorized, $0.001 par value
Issued shares - 117,989,625 and 64,830,081, respectively
Outstanding shares - 117,989,464 and 64,829,920, respectively	118	65
Paid-in capital	582,681	507,001
Accumulated deficit	(401,012)	(373,686)
Less: Treasury stock (161 shares), at cost	(258)	(258)
Total Stockholders’ Equity	181,529	133,122

Total Liabilities and Stockholders’ Equity	$194,533	$146,357

The accompanying notes are an integral part of these consolidated financial statements.

WESTWATER RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in thousands of dollars, except share and per share amounts)

	For the Year Ended
	December 31,
	2025	2024
Operating Expenses:
Product development expenses	$(1,139)	$(1,177)
Exploration expenses	(227)	(20)
General and administrative expenses	(12,380)	(9,987)
Mineral property expenses	(39)	(35)
Depreciation and amortization	(745)	(249)
Total operating expenses	(14,530)	(11,468)

Non-Operating Expense:
Series A-1 Convertible Notes loss	(9,928)	—
Series B-1 Convertible Notes loss	(1,429)	—
Other expense, net	(1,439)	(1,189)
Total other expense	(12,796)	(1,189)

Net Loss	$(27,326)	$(12,657)

BASIC AND DILUTED LOSS PER SHARE	$(0.32)	$(0.22)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	86,023,787	58,538,139

The accompanying notes are an integral part of these consolidated financial statements.

WESTWATER RESOURCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(expressed in thousands of dollars, except share amounts)

	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances, January 1, 2024	55,387,794	$55	$501,675	$(361,029)	$(258)	$140,443
Net loss	—	—	—	(12,657)	—	(12,657)
Common Stock issued, net of issuance costs	8,130,874	8	4,102	—	—	4,110
Common Stock issued for commitment fees	600,000	1	(1)	—	—	—
Stock compensation expense and related share issuances, net of shares withheld for the payment of taxes	711,413	1	1,325	—	—	1,326
Minimum withholding taxes on net share settlements of equity awards	—	—	(100)	—	—	(100)
Balances, December 31, 2024	64,830,081	$65	$507,001	$(373,686)	$(258)	$133,122
Net loss	—	—	—	(27,326)	—	(27,326)
Common Stock issued, net of issuance costs	41,441,693	42	56,742	—	—	56,784
Common Stock issued for Series A-1 Convertible Notes	7,254,534	7	13,073	—	—	13,080
Common Stock issued for Series B-1 Convertible Notes	3,112,943	3	2,301	—	—	2,304
Stock compensation expense and related share issuances, net of shares withheld for the payment of taxes	1,350,374	1	3,915	—	—	3,916
Minimum withholding taxes on net share settlements of equity awards	—	—	(351)	—	—	(351)
Balances, December 31, 2025	117,989,625	$118	$582,681	$(401,012)	$(258)	$181,529

The accompanying notes are an integral part of these consolidated financial statements.

WESTWATER RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in thousands of dollars)

	For the Year Ended December 31,
	2025	2024
Operating Activities:
Net loss	$(27,326)	$(12,657)
Reconciliation of net loss to cash used in operations:
Non-cash lease expense	150	120
Depreciation and amortization	745	249
Write-down of raw material inventory	—	964
Debt Issuance Costs	1,420	—
Stock compensation expense	3,916	1,326
Series A-1 Convertible Notes loss	9,928	—
Series B-1 Convertible Notes loss	1,429	—
Effect of changes in operating working capital items:
(Increase) decrease in other long-term assets	(407)	2,744
Decrease in prepaids and other current assets	297	171
(Decrease) increase in payables and accrued liabilities	(49)	1,269
Net Cash Used In Operating Activities	(9,897)	(5,814)

Investing Activities:
Capital expenditures	(11,688)	(6,146)
Proceeds from sale of assets	257	1,508
Net Cash Used In Investing Activities	(11,431)	(4,638)

Financing Activities:
Issuance of Common Stock, net of issuance costs	56,667	4,110
Proceeds from Series A-1 Convertible Notes	5,000	—
Proceeds from Series B-1 Convertible Notes	5,000	—
Proceeds from exercise of stock options	117	—
Payment of Convertible Notes issuance costs	(356)	—
Payment of debt issuance costs	(439)	(132)
Payment of minimum withholding taxes on net share settlements of equity awards	(351)	(100)
Payments on finance lease liabilities	(6)	(6)
Net Cash Provided By Financing Activities	65,632	3,872

Net increase (decrease) in Cash and Cash Equivalents	44,304	(6,580)
Cash and Cash Equivalents, Beginning of Period	4,272	10,852
Cash and Cash Equivalents, End of Period	$48,576	$4,272

Supplemental Cash Flow Information
Non-cash right-of-use asset obtained in exchange for operating lease liability	234	—
Accrued capital expenditures (at end of period)	1,015	6,382
Common Stock issued for Series A-1 Convertible Notes	13,080	—
Common Stock issued for Series B-1 Convertible Notes	2,304	—
Accrued debt issuance costs (at end of period)	838	1,510
Total Supplemental Cash Flow Information	$17,471	$7,892

The accompanying notes are an integral part of these consolidated financial statements.

1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Westwater Resources, Inc. is an energy technology company focused on developing battery-grade natural graphite materials since its acquisition of Alabama Graphite in 2018. Alabama Graphite holds mineral rights to explore and potentially mine the Coosa Graphite Deposit. In 2025, AGP, a wholly owned subsidiary of Westwater Resources, continued construction activities related to Phase I of the Kellyton Graphite Plant.

Reclassification

Certain amounts within the Consolidated Balance Sheets as of December 31, 2024, have been reclassified to conform to the current-year presentation as of December 31, 2025. These reclassifications had no effect on total assets, liabilities or stockholders’ equity previously reported.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of Westwater Resources, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements, in conformity with U.S. GAAP, requires management to make certain estimates and assumptions. Such estimates and assumptions affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The most significant estimates included in the preparation of the financial statements may include, but are not limited to, fair value of convertible notes, contingent liabilities, recoverable inventories, and asset impairment.

Segment Reporting

The Company follows ASC 280, Segment Reporting, (“ASC 280”) which requires the use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations. The Company’s chief operating decision maker (“CODM”) is the President & Chief Executive Officer. For further information related to segment reporting, see Note 14, Segment Reporting to these consolidated financial statements.

Cash and Cash Equivalents

Management considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash deposits in excess of federally insured limits. Management monitors the soundness of the financial institution and believe the risk is negligible.

Property, Plant and Equipment

Facilities and Equipment

Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and recorded at cost. Once the facilities and equipment are placed in service, depreciation expense is recognized on a straight-line basis over the estimated life of the assets, which range from 5 to 30 years.

Mineral Properties

Mineral rights acquisition costs are capitalized when incurred, and exploration costs are expensed as incurred. When management determines that a mineral right can be economically developed in accordance with U.S. GAAP, the costs then incurred to develop such property will be capitalized. The depletion of the capitalized mineral rights costs is recognized using a units of production method. If mineral properties are subsequently abandoned or impaired, any non-depleted costs will be charged to loss in that period.

Other Property, Plant and Equipment

Other property, plant and equipment consisted of corporate office equipment, furniture and fixtures and transportation equipment. Depreciation on other property is computed based upon the estimated useful lives of the assets, which range from 5 to 10 years. Repairs and maintenance costs are expensed as incurred. Gain or loss on disposal of such assets is recorded as other income or expense upon disposition of such assets.

Inventory

Inventory consists of raw material of natural flake graphite concentrate provided by a third-party vendor. The Company values the natural flake graphite concentrate at the lower of cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term graphite prices, less the estimated costs to complete production and bring the product to sale.  For sales of raw material inventory that will not be processed, the net realizable value is the contracted sales price. Write-downs of the natural flake graphite concentration to net realizable value are reported as a component of costs applicable to sales or as a component of “other expense, net” if related to the sale of raw material inventory. The Company reviews and evaluates the net realizable value and obsolescence on an annual basis or more frequently when events or changes in circumstances indicate that the related net realizable amounts may be lower than cost.

Inventory expected to be processed or sold within the next 12 months is classified as current within the “Prepaid and other current assets” line item on the Consolidated Balance Sheets, if any, and the Company utilizes the short-term metal price assumption in estimating net realizable value.  Inventory not expected to be processed or sold within the next 12 months, if any, is included within the “Other long-term assets” line item on the Consolidated Balance Sheets, and the Company utilizes the long-term metal price assumption in estimating net realizable value.

Costs are removed from raw materials using an average cost basis.

Lease Accounting

The Company accounts for its leases under ASC 842, Leases (“ASC 842”), which requires the Company to determine if a contractual arrangement represents or contains a lease at inception. The Company holds several leases related to mineral exploration and production, which are specifically excluded by ASC 842.

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term using discount rates that are either implicit within the lease contract or reflected at the Company’s estimated incremental borrowing rate at the lease commencement date. Right-of-use assets are included within the “Other long-term assets” and lease liabilities are included within the “Accrued liabilities” and “Other long-term liabilities” line items on the Consolidated Balance Sheets.

Many of the Company’s lease agreements include options to extend the lease, which the Company does not include in its minimum lease terms unless the option is reasonably certain to be exercised. Variable lease payments are excluded from the lease liabilities and are recognized in the period in which the obligation for those payments is incurred. Variable payments include payments that are based on the amount of use of the lease equipment and ancillary expenses such as common area maintenance charges at our office lease.

For operating leases, the Company recognizes rental expense on a straight-line basis over the lease term. For finance leases, the Company recognizes interest expense.

The Company is party to several leases that have terms that are less than a year in length. These include leases for land used in exploration activities, machinery, office space, storage and other. The Company made the policy election to not apply the requirements of ASC 842 to short-term leases and instead expense these costs on a straight-line basis over the lease term.

Convertible Notes

The Company follows ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), in its evaluation of the accounting for our Convertible Notes.  In accordance with ASC 480, the Convertible Notes are considered a liability because the financial instrument embodies an unconditional obligation that the Company must settle by issuing a variable number of shares of its Common Stock with a fixed monetary amount known at inception.  The Company utilizes the estimated conversion period in classifying the Convertible Notes within current liabilities on the Consolidated Balance Sheets.

The Convertible Notes are reflected at fair value as the Company elected to measure these financial instruments utilizing the fair value option, in accordance with ASC 825, Financial Instruments (“ASC 825”), for the entirety of the Convertible Notes given that the embedded conversion elements would likely require bifurcation (see Note 6, Fair Value Measurements for further details). Each period, the fair values of the Convertible Notes are calculated and the resulting gains and losses from the change in fair values of the Convertible Notes unrelated to instrument specific credit risk are recognized within the Consolidated Statement of Operations, while the changes in fair values related to instrument specific credit risk, if any, are recognized in other comprehensive income. Any related issuance costs are expensed as incurred as a result of electing the fair value option (see Note 5, Convertible Notes for further details).

Accounting for Government Grants

U.S. GAAP does not contain authoritative accounting standards for incentives and grants provided by governmental entities to a for-profit entity. Absent authoritative accounting standards, interpretative guidance issued and commonly applied by financial statement preparers allows for the selection of accounting policies amongst acceptable alternatives.

On July 23, 2021, AGP entered into a land lease with the Lake Martin Area Industrial Development Authority. The lease provides AGP rights to approximately 70 acres to construct and operate its commercial graphite processing facility in Coosa County, Alabama. The lease has a term of 10-years, a nominal lease payment, and the option to purchase the land and transfer the title to AGP for a nominal amount at any time during, or at the end of the lease term. The lease is accounted for by the Company as a government grant; whereby the Company realized the fair value of the land of $1.4 million at the time of the lease inception in 2021 as an asset recorded in “Property, plant, and equipment” with a corresponding obligation recorded in “Other long-term liabilities”. The land represents a non-depreciable asset on the Company’s consolidated balance sheet. The corresponding obligation recorded in “Other long-term liabilities” on the consolidated balance sheet will be amortized to other income over the life of the Kellyton Graphite Plant once placed in service.

Based on facts and circumstances outlined below, the Company determined it most appropriate to account for the land received from the local municipality as an in-substance government grant by analogy to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”). Under the provisions of IAS 20, government grants “are assistance by government in the form of transfers of resources to an entity in return for past or future compliance with certain conditions relating to the operating activities of the entity.” A government grant is recognized when there is reasonable assurance that the Company will meet the terms for receiving and realizing the benefit of the grant. IAS 20 does not define “reasonable assurance”, however, based on certain interpretations, it is analogous to “probable” as defined in ASC 450-20-20 under U.S. GAAP, which is the definition the Company has applied to its determination of recognizing the land grant at inception of the government grant. Under IAS 20, government grants are recognized in earnings on a systematic basis over the periods in which the Company recognizes costs for which the grant is intended to compensate (i.e. qualified expenses). Further, IAS 20 permits for the recognition in earnings either separately under a general heading such as other income, or as a reduction of the related expenses. The Company has elected to recognize government grant income separately within other income to present a clearer distinction in its financial statements between its operating income and the amount of net income resulting from the land grant.

Asset Impairment

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company considers events or changes in circumstances such as, but not limited to, significant negative impacts in the market price or demand of graphite or potential graphite products, a significant adverse change in the extent or manner to which the Company will use its long-lived asset (or asset group), adverse social or political developments, accumulation of costs over projected budget or accumulation of costs in excess of potential future cash flows of a long-lived asset (or asset group). This is often referred to as a trigger-based model, impairment testing is not required annually unless a triggering event occurs.

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

Fair Value of Financial Instruments

The Company follows ASC 820, Fair Value Measurements (“ASC 820”), which defines “fair value” as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and establishes a fair-value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

● Level 1 — Inputs based on unadjusted quoted market prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

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

Stock-Based Compensation Accounting

Stock-based compensation awards consist of stock options, RSU’s and bonus shares issued under the Company’s equity incentive plans, which include the 2013 Plan and the Inducement Plan.

Compensation expense for all share-based compensation awards requires measurement at estimated fair value on the grant date. Compensation cost is recognized on a straight-line basis over the service vesting period, which represents the requisite service period. RSUs are valued at the fair value of the award on the date of grant, or using an advanced option-pricing model, such as a lattice model. Stock options are valued using the Black-Scholes option pricing model on the date of grant. The Company accounts for forfeitures upon occurrence and forfeited awards are available again for issuance under the 2013 Plan.

RSUs are granted with vesting conditions determined by the Compensation Committee.  Vesting conditions may include criteria such as time-based, performance-based, and/or a total shareholder return market condition.

The final number of shares issued under performance-based RSUs is generally based on the Company’s prior year performance as determined by the Compensation Committee at each vesting date.

Earnings Per Share

Basic and diluted loss per common share has been calculated based on the weighted-average shares outstanding during the period. Shares of the Company’s Common Stock to be issued to settle the Convertible Notes are dependent on the share price at a future date, therefore, the Company followed ASC 260, Earnings Per Share (“ASC 260”) and determined the total number of shares of Common Stock potentially issuable upon the future conversion of the Convertible Notes using the if-converted method.  In accordance with the terms of the Convertible Notes, the highest conversion price for the Series A-1 Convertible Notes is $0.63 and the Series B-1 Convertible Notes is $0.83, subject to adjustment.  Assuming conversion at these prices and using the if-converted method, the Series A-1 Convertible Notes and the Series B-1 Convertible Notes were convertible into approximately 2,464,285 and 4,572,289 shares of the Company’s Common Stock at December 31, 2025, respectively.  This total number of shares could be higher if a conversion is made when the Company’s share price is lower than the applicable conversion price.

The Company had a net loss for the years ended December 31, 2025 and 2024. As a result, at December 31, 2025 and 2024, the Company had 29,685,315 and 4,739,984, respectively, potentially dilutive shares, comprised of unvested RSUs, outstanding stock options and shares potentially issuable upon the conversion of the Convertible Notes at the end of the period, were excluded from the calculation of earnings per share because the effect on the basic loss per share would be anti-dilutive.

Product Development Expenses

Product development costs primarily relate to continued product development, product optimization costs, and continued sample production of battery-grade natural graphite products for evaluation by customers, and potential customers.

Recently Adopted Accounting Pronouncements

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements – Amendments to Remove References to the Concept Statements” (“ASU 2024-02”).  ASU 2024-02 contains amendments to the FASB Accounting Standards Codification that remove references to various FASB Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Concepts Statements to provide guidance in certain topical areas. The adoption of ASU 2024-02 did not result in a material impact to our consolidated financial statements.

In March 2024, the FASB issued ASU 2024-01, “Compensation - Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards” (“ASU 2024-01”), which intends to improve clarity and operability without changing the existing guidance. ASU 2024-01 provides an illustrative example intended to demonstrate how entities that account for profits interest and similar awards would determine whether a profits interest award should be accounted for in accordance with Topic 718. Entities can apply the guidance either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. The adoption of ASU 2024-01 was applied prospectively and did not result in a material impact to our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU 2023-09”) which is intended to enhance the transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments require that on an annual basis, entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments require that entities disclose additional information about income taxes paid as well as additional disclosures of pretax income and income tax expense, and remove the requirement to disclose certain items that are no longer considered cost beneficial or relevant. The adoption of ASU 2023-09 did not result in a material impact to our consolidated financial statements.  See Note 12 Federal Income Taxes for additional information.

Recently Issued Accounting Pronouncements

In December 2025, the FASB issued ASU 2025-12, “Codification Improvements” (“ASU 2025-12”) includes amendments to update the ASC for a broad range of Topics arising from technical correction, unintended application, clarifications and other minor improvements.  ASU 2025-12 is effective for all entities for annual periods beginning after December 15, 2026, and interim periods within those annual periods.  Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, “'Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”), which intends to clarify and reorganize U.S. GAAP interim reporting guidance to improve navigability, applicability, and consistency without changing the fundamental nature or volume of required interim disclosures.  ASU 2025-11 amendments include clarifying the guidance in Topic 270, creates a comprehensive list of disclosures, incorporate a disclosure principle and improves guidance about information and format of interim financial statements.  This ASU 2025-11 is effective for interim periods with annual periods beginning after December 15, 2027. Early adoption is permitted.  The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-10, “Government Grants (Topic 832), Accounting for Government Grants Received by Business Entities” (“ASU 2025-10”), to establish authoritative guidance on the accounting for government grants received by business entities. The amendments in ASU 2025-10 establish the accounting for a government grant received by a business entity, including guidance for (1) a grant related to an asset and (2) a grant related to income. A grant related to an asset is a government grant, or part of a government grant, that is conditioned on the purchase, construction, or acquisition of an asset (for example, a long-lived asset or inventory). A grant related to income is a government grant, or part of a government grant, other than a grant related to an asset (for example, a grant that reimburses a business entity for operating expenses). ASU 2025-10 requires that a business entity apply the guidance using one of the following transition approaches (1) modified prospective, (2) modified retrospective, or (3) retrospective approach.  ASU 2025-10 is effective for annual reporting periods beginning after December 15, 2028, and for interim periods within those annual periods, and early adoption is permitted. The Company is currently evaluating the impact this will have on its consolidated financial statements.

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

In October 2023, the FASB issued ASU 2023-06, “'Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” (“ASU 2023-06”). The new guidance clarifies or improves disclosure and presentation requirements on a variety of topics in the codification. The amendments will align the requirements in the FASB Accounting Standard Codification with the SEC’s regulations. The amendments are effective prospectively on the date each individual amendment is effectively removed from Regulation S-X or Regulation S-K. For all entities, if by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity.  The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

2.	LIQUIDITY

The Company has not recorded revenue from its graphite operations, and as such, Westwater is subject to all the risks associated with a development stage company. Management expects to continue to incur cash losses to further advance the Coosa Graphite Deposit, to continue construction activity at the Kellyton Graphite Plant and for general and administrative expenses until operations commence at the Kellyton Graphite Plant. Operations at the Kellyton Graphite Plant are dependent on securing the additional funding needed to complete construction of Phase I of the Kellyton Graphite Plant. See Note 9 Stockholders’ Equity for further details regarding the Company’s equity financing agreements.

During the year ended December 31, 2025, and through the date these consolidated financial statements were issued, the Company continued construction activities related to the Kellyton Graphite Plant.  However, the construction activities have been significantly reduced from anticipated levels until additional funding is secured to advance Phase I of the Kellyton Graphite Plant. The Company’s construction-related contracts include termination provisions at the Company’s election that do not obligate the Company to make payments beyond what is incurred by the third-party service provider, including purchases of long lead equipment, through the date of such termination.

During the year ended December 31, 2025, the Company sold approximately 36.1 million shares of Common Stock for net proceeds of $53.4 million pursuant to the ATM Sales Agreement, and sold 5.1 million shares of Common Stock for net proceeds of $3.2 million pursuant to 2024 Lincoln Park PA. Additionally, during the year ended December 31, 2025, the Company had proceeds of $10.0 million related to the Convertible Notes.

On December 31, 2025, the Company’s cash balance was $48.6 million and as of December 31, 2025, the Company has approximately $71.9 million remaining available for future sales under the ATM Sales Agreement and approximately $26.2 million worth of shares of Common Stock available for sale under the 2024 Lincoln Park PA, subject to certain limitations contained within the Convertible Notes.

While the Company has advanced its business plan and has been successful in the past raising funds through equity and debt financings, as well as through the sale of non-core assets, no assurance can be given that additional financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company. Recent volatility in the equity and debt capital markets, higher interest rates, inflation, electric vehicle production and adoption rates, uncertain economic conditions and regulatory policy and enforcement, tariff policy and import/export restrictions, and unstable geopolitical conditions, could significantly impact the Company’s ability to access the necessary funding to advance its business plan. The Company’s ability to raise additional funds under the ATM Sales Agreement and the 2024 Lincoln Park PA may be limited by the Company’s market capitalization, share price and trading volume.

Management believes the Company’s current cash balance is sufficient to fund its planned non-discretionary expenditures beyond a year after the date that this Annual Report on Form 10-K was issued.

3.   PREPAID AND OTHER CURRENT ASSETS

As of December 31, 2025 and 2024, the Company had the following components within the “Prepaid and other current assets” line item on the Consolidated Balance Sheets:

	December 31,	December 31,
(thousands of dollars)	2025	2024
Prepaid and other current assets:
Graphite flake inventory	$172	$460
Prepaid insurance	87	90
Other current assets	35	41
Total prepaid and other current assets	$294	$591

Inventory included in prepaid and other current assets represents raw material inventory that is under contract to be sold within the next twelve months and for product sample production within the next twelve months.  For the year ended December 31, 2025, there was no write-down of the Company’s inventory. For the year ended December 31, 2024, the Company recognized a $1.0 million write-down of inventory based on the net realizable value of committed sales of raw material inventory.

4.	PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2025 and 2024, the Company had the following components within the “Property, plant, and equipment” line item on the Consolidated Balance Sheets:

	Net Book Value of Property, Plant and Equipment at December 31, 2025
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Buildings	3,122	—	3,122
Other property, plant and equipment	4,360	10	4,370
Construction in progress	126,729	—	126,729
Total	$143,183	$10	$143,193

	Net Book Value of Property, Plant and Equipment at December 31, 2024
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Buildings	3,243	—	3,243
Other property, plant and equipment	2,364	13	2,377
Construction in progress	123,276	—	123,276
Total	$137,855	$13	$137,868

Construction in Progress

Construction in progress represents assets that are not ready for service or are in the construction stage. Assets are depreciated based on the estimated useful life of the asset once it is placed in service.

As part of Westwater’s design optimization of the Kellyton Graphite Plant, the Company determined that components of the asset group could be sold.  The cash proceeds received during the year ended December 31, 2025 and 2024 totaled $0.3 million, and $1.5 million, respectively, and are included within the Investing Activities section of the Consolidated Statements of Cash Flows.  As these assets were a component of the larger asset group and in accordance with ASC 360, “Property, Plant, and Equipment,” the Company did not recognize a triggering event for impairment.

Impairment of Property, Plant and Equipment

For the years ended December 31, 2025 and 2024 no events or changes in circumstances are believed to have impacted recoverability of the Company’s long-lived assets. Accordingly, it was determined that no impairment was necessary. As discussed in Note 2 Liquidity, if the Company is required to abandon construction and development or alter its intended long-term plans related to the Kellyton Graphite Plant, the Company could be required to evaluate the recoverability of its long-lived assets.

5. CONVERTIBLE NOTES

On June 13, 2025, the Company entered into the June Securities Purchase Agreement with certain institutional investors under which the Company agreed to issue and sell in a registered public offering directly to the investors, convertible notes for an aggregate principal amount of $5,000,000, which are convertible into shares of the Company’s Common Stock (the “Series A-1 Convertible Notes”).

On August 7, 2025, the Company entered into the August Securities Purchase Agreement with certain institutional investors under which the Company agreed to issue and sell in a registered public offering directly to the investors, convertible notes for an aggregate principal amount of $5,000,000, which are convertible into shares of the Company’s Common Stock (the “Series B-1 Convertible Notes”).

The June Securities Purchase Agreement and August Securities Purchase Agreement (collectively the “Securities Purchase Agreements”) contain customary representations, warranties and covenants. The Series A-1 Convertible Notes and Series B-1 Convertible Notes (collectively, the “Convertible Notes”) contain customary affirmative and negative covenants, including certain limitations on debt, liens, restricted payments, asset transfers, changes in the business and transactions with affiliates. The Convertible Notes also contain standard and customary events of default.

No note in the series of Convertible Notes may be converted to the extent that such conversion would cause a holder of any such note to become the beneficial owner of more than 9.99% of the then outstanding Common Stock, after giving effect to such conversion (the “Beneficial Ownership Cap”).

The Convertible Notes shall not bear interest except that upon the occurrence and during the continuance of an event of default (as such term is defined in the Convertible Notes). Upon the occurrence and during the continuance of an event of default, the interest rate on the Convertible Notes will be 18% per annum. Unless earlier converted, the Convertible Notes will mature on the twenty-four month anniversary of their respective issuance dates. Additionally, the Convertible Notes have a financial covenant requiring the Company to maintain a minimum balance of available cash of $2.25 million.

At any time after the respective issuance dates, all amounts due under the Series A-1 Convertible Notes and Series B-1 Convertible Notes are convertible, in whole or in part, and subject to the Beneficial Ownership Cap, at a conversion price equal to $0.63 and $0.83, respectively, which is subject to customary adjustments upon any stock split, stock dividend, stock combination, recapitalization, subsequent issuances, and other events.  When a conversion occurs on an Installment Amount (as defined below), the conversion price is the lower of the respective conversion price or 92% of the lowest VWAP of the Common Stock during the five consecutive trading days prior to the Installment Date.

Starting on the respective issuance dates, the Convertible Notes amortize in equal installments (each, an “Installment Amount”), and we will make monthly payments on the first trading day of each monthly anniversary commencing on the respective issuance date through the maturity date (each, an “Installment Date”), payable in cash or shares of Common Stock, at the Company’s option. Upon the satisfaction of certain conditions, we may prepay outstanding Convertible Notes upon not less than 20 trading days’ written notice by paying an amount equal to the portion of the Convertible Notes being redeemed at a 115% premium.

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

The Company elected the fair value option for the Convertible Notes (see Note 1, The Company and Significant Accounting Policies and Note 6, Fair Value Measurements for more details).

For the year ended December 31, 2025, the Company recognized other expense of approximately $11.4 million related to changes in fair values and conversions of the Convertible Notes that were entered into during 2025 (see Note 11, Other Expense, Net for more details).

6. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024.  In accordance with U.S. GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The carrying amounts of certain financial instruments, including cash, accrued liabilities and accounts payable approximate fair value due to their short maturities.  Consequently, such financial instruments are not included in the following tables.

	December 31, 2025
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current assets
Cash equivalent:
Money market account	$48,395	$—	$—	$48,395
Current liabilities
Series A-1 Convertible Notes	—	—	(1,848)	(1,848)
Series B-1 Convertible Notes	—	—	(4,125)	(4,125)
Total current assets (liabilities), net recorded at fair value	$48,395	$—	$(5,973)	$42,422

	December 31, 2024
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current assets
Cash equivalent:
Money market account	$3,675	$—	$—	$3,675
Total current assets recorded at fair value	$3,675	$—	$—	$3,675

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

The estimated fair value of the Convertible Notes as of December 31, 2025, were computed using the following assumptions:

	December 31, 2025
	Series A-1 Convertible Notes	Series B-1 Convertible Notes
Expected volatility	104.2%	99.6%
Expected dividend rate	—	—
Risk-free interest rate	3.48%	3.47%

The Company did not make any transfers into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2025 and 2024.

As of December 31, 2025, the remaining principal balance for the Series A-1 Convertible Notes and Series B-1 Convertible Notes Convertible Notes were approximately $1.4 million and $3.3 million, respectively.

The net carrying amounts of the liability are summarized as follows:

	Balances,	For the Year Ended December 31, 2025			Balances,
(thousands of dollars)	December 31, 2024	Issuances	Conversions	Change in Fair Value	December 31, 2025
Series A-1 Convertible Notes	$—	$(5,000)	$3,650	$(498)	$(1,848)
Series B-1 Convertible Notes	—	(5,000)	1,700	(825)	(4,125)
Total	$—	$(10,000)	$5,350	$(1,323)	$(5,973)

Losses on Convertible Notes related to both conversions and changes in fair value were recognized within the “Other expense, net” line item within the Consolidated Statement of Operations for the year ended December 31, 2025, as the losses were unrelated to instrument specific credit risk (see Note 11, Other Expense, Net for more details). During the year ending December 31, 2025, the Company issued 10,367,477 shares of the Company’s Common Stock to settle approximately $4.7 million of net carrying amount related to the Convertible Notes that were entered into during 2025.

Non-recurring Fair Value Measurements

There were no assets or liabilities recognized at fair value on a non-recurring basis by level as of December 31, 2025 and 2024.

7. LEASES

The Company’s lease portfolio consists of an operating lease for the corporate office in Centennial, Colorado (the “office lease”) and other small operating and finance leases for office equipment in the Alabama office.  The office lease expires August 2026 and includes an option to extend the lease term for an additional three years, however, the renewal option and any option to terminate is not reasonably certain as of December 31, 2025.

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	Operating Leases	Finance Leases
Weighted average remaining lease term (in years)	0.9	1.6

Weighted average discount rate	14.4%	3.0%

8.	ACCRUED LIABILITIES

As of December 31, 2025 and 2024, the Company had the following components within the “Accrued liabilities” line item on the Consolidated Balance Sheets:

	December 31,	December 31,
(thousands of dollars)	2025	2024
Accrued liabilities:
Accrued compensation	$986	$1,329
Liabilities related to Company insurance	55	50
Accrued legal fees	104	387
Current portion of lease liabilities	309	140
Other accrued liabilities	206	339
Total accrued liabilities	$1,660	$2,245

9.	STOCKHOLDERS’ EQUITY

Common Stock Issued, Net of Issuance Costs

ATM Financing with H.C. Wainwright

On August 30, 2024, the Company entered into an ATM Sales Agreement with H.C. Wainwright to sell shares of its Common Stock, from time to time, through an “at the market” offering program under which H.C. Wainwright will act as the sales agent. The Company will pay H.C. Wainwright a commission rate equal to up to 3.0% of the aggregate gross proceeds from each sale of ATM Shares and has agreed to provide H.C. Wainwright with customary indemnification and contribution rights. The Company will also reimburse H.C. Wainwright for certain specified expenses in connection with entering into the ATM Sales Agreement. The ATM Sales Agreement contains customary representations and warranties and conditions to the sale of the ATM Shares pursuant thereto. Sales of the ATM Shares made under the ATM Sales Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended.

On March 21, 2025, Westwater filed a prospectus supplement for the purpose of registering under the Company’s Registration Statement on Form S-3 (the “Registration Statement”) the offer and sale of shares of Common Stock in the aggregate amount of up to $50.0 million pursuant to the ATM Sales Agreement. On October 17, 2025, the Company filed an additional prospectus supplement for the purpose of registering under the Company’s Registration Statement the offer and sale of additional shares of Common Stock in the aggregate amount of up to $75.0 million pursuant to the ATM Sales Agreement, which does not include the approximately $55 million of shares of Common Stock that were previously sold pursuant to the ATM Sales Agreement as of the date of the filing of such prospectus supplement.

During the years ended December 31, 2025 and 2024, the Company sold 36.1 million and 4.8 million shares of Common Stock for net proceeds of $53.4 million and $2.7 million, respectively, pursuant to the ATM Sales Agreement. As of December 31, 2025, the Company has approximately $71.9 million remaining available for future sales under the ATM Sales Agreement with H.C. Wainwright.

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

During the year ended December 31, 2024, the Company sold approximately 2.3 million shares of Common Stock for net cash proceeds of $1.1 million pursuant to the ATM Offering Agreement with Cantor.

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

During the year ended December 31, 2025, the Company sold approximately 5.1 million shares of Common Stock for net proceeds of $3.2 million pursuant to the 2024 Lincoln Park PA. During the year ended December 31, 2024, the Company sold approximately 1.0 million shares of Common Stock for net proceeds of $0.4 million pursuant to the 2024 Lincoln Park PA. As of December 31, 2025, the Company has approximately $26.2 million worth of shares of Common Stock that are available for future sales, subject to the limitations noted above, pursuant to the 2024 Lincoln Park PA.

10.	STOCK-BASED COMPENSATION

The Company’s stockholders approved amendments to the 2013 Plan to increase the authorized number of shares of Common Stock available and reserved for issuance under the 2013 Plan by 3,000,000 shares on May 30, 2024, and an additional 20,000,000 shares on May 27, 2025.

Under the 2013 Plan, the Company may grant awards of stock options, stock appreciation rights, restricted stock awards, RSUs, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to eligible persons. Equity awards under the 2013 Plan are granted from time to time at the discretion of the Compensation Committee of the Board (the “Committee”), with vesting periods and other terms as determined by the Committee with a maximum term of 10 years. The 2013 Plan is administered by the Committee, which can delegate the administration to the Board, other committees or to such other officers and employees of the Company as designated by the Committee and permitted by the 2013 Plan.  As of December 31, 2025, 48,281 shares were available for future issuances under the 2013 Plan.

The Inducement Plan provides for the grant of equity-based awards, including RSU’s, restricted stock, performance shares and performance units.  Under the Inducement Plan, the Company may grant equity awards for the sole purpose of recruiting and hiring new employees.  As of December 31, 2024, 114,429 shares were available for future issuances under the Inducement Plan.

For years ended December 31, 2025 and 2024, the Company recorded stock-based compensation expense of $3.9 million and $1.3 million, respectively. Stock compensation expense is recorded in the “General and administrative expenses” line items within the Consolidated Statements of Operations.

Stock Options

The following table summarizes stock options outstanding during the years ended December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Stock options outstanding at beginning of period	649,345	$1.91	424,826	$2.66
Granted	16,390	0.48	224,519	0.49
Exercised	(240,909)	0.49	—	—
Stock options outstanding at end of period	424,826	2.66	649,345	1.91
Stock options exercisable at end of period	424,826	$2.66	424,826	$2.66

All options outstanding for the year ended December 31, 2025, were issued and vested under the 2013 Plan. The weighted average remaining term for stock options outstanding as of December 31, 2025, is approximately 5.8 years.

The following table summarizes assumptions used to assess the fair value of stock options granted during the years ended December 31, 2025 and 2024:

	Years ended December 31,
	2025	2024
Expected volatility	100%	100%
Expected term of options (years)	6	6
Expected dividend rate	—	—
Risk-free interest rate	4.63%	4.63%
Expected forfeiture rate	—	—
Weighted-average grant-date fair value	$0.39	$0.39

As of December 31, 2025, the Company had no unrecognized compensation costs related to non-vested stock options.

Restricted Stock Units

The following table summarizes RSU activity for the years ended December 31, 2025 and 2024:

	December 31,		December 31,
	2025		2024
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	RSUs	Fair Value	RSUs	Fair Value
Unvested RSUs at beginning of period	4,090,639	$0.60	1,773,058	$1.03
Granted	20,101,997	0.48	3,235,731	0.49
Forfeited/Expired	(142,139)	0.92	(6,784)	3.93
Vested	(1,826,582)	0.51	(911,366)	1.03
Unvested RSUs at end of period	22,223,915	$0.49	4,090,639	$0.60

As of December 31, 2025, the Company had $2.8 million of unrecognized compensation costs related to non-vested RSUs that will be recognized over a period of approximately 2 years.

11.	OTHER EXPENSE, NET

For the year ended December 31, 2025, and 2024, the Company had the following components within the “Other expense, net” within the Consolidated Statement of Operations:

	For the Year Ended
	December 31,
(thousands of dollars)	2025	2024
Other income (expense):
Sales of raw material inventory	$266	$3,566
Costs related to sales of raw material inventory	(266)	(4,070)
Write-down of raw material inventory	—	(964)
Debt issuance costs	(1,420)	—
Interest income	470	276
Series A-1 Convertible Notes loss on conversion	(9,430)	—
Series B-1 Convertible Notes loss on conversion	(604)	—
Series A-1 Convertible Notes change in fair value	(498)	—
Series B-1 Convertible Notes change in fair value	(825)	—
Foreign exchange loss	(28)	(4)
Other (expense) income	(461)	7
Total other expense, net	$(12,796)	$(1,189)

As part of Westwater’s design optimization of the Kellyton Graphite Plant, the Company determined that while it can utilize its current raw material graphite flake in inventory, a different size of natural graphite flake results in a better yield of CSPG, is more cost effective, and does not negatively impact finished product performance. As a result, the Company has entered into agreements to sell a portion of its raw material inventory. Sales of raw material inventory are recognized upon shipment. Because the Kellyton Graphite Plant is not currently operational and these agreements are not entered into in the Company’s ordinary course of business activities, the Company does not recognize these agreements as revenue under ASC 606, “Revenue from Contracts with Customers”.  For the year ended December 31, 2025 and 2024 the Company recognized sales of raw material inventory of $0.3 million and $3.6 million, respectively, and related offsetting expenses of $0.3 million and $4.1 million, respectively.

For the year ended December 31, 2025, there was no write-down of the Company’s inventory. During the year ended December 31, 2024, the Company recognized a write-down of inventory of $1.0 million to recognize the lower of cost or net realizable value related to raw material inventory that is under contract to be sold.

Due to the unexpected termination of the Offtake Agreement by FCA in November 2025, which supported the debt syndication process, the debt syndication process was placed on hold and remains on hold as of the date of this filing. Given that the suspension of the debt syndication process has exceeded 90 days from the initial suspension, the Company recognized a loss of $1.4 million related to previously deferred debt issuance costs during the fourth quarter of 2025.

12.	FEDERAL INCOME TAXES

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

The Company’s future tax assets and liabilities at December 31, 2025 and 2024, include the following components:

	December 31,
	2025	2024

	(thousands of dollars)
Deferred tax assets:
Non‑Current:
NOLs	$30,701	$26,939
Capitalized joint venture costs	3,725	3,725
Fixed assets	1,919	1,912
Mineral properties	1,392	1,586
Capitalized transaction costs	1,145	1,145
Share based compensation	817	186
Capital loss carryforwards	212	22,501
Accrued compensation	5	248
Other	137	148
Deferred tax assets	40,053	58,390
Valuation allowance	(39,966)	(58,331)
Net deferred tax assets	87	59

Deferred tax liabilities:
Non‑Current:
Other	(87)	(59)
Deferred tax liabilities	(87)	(59)

Net deferred tax asset (liability)	$—	$—

The composition of the valuation allowance by tax jurisdiction is summarized as follows:

	December 31,
	2025	2024

	(thousands of dollars)
United States	$31,507	$49,768
Australia	4,534	4,638
Turkey	3,925	3,925
Total valuation allowance	$39,966	$58,331

The valuation allowance decreased $18.4 million from the year ended December 31, 2024, to the year ended December 31, 2025. There was decrease in the net deferred tax assets, capital loss carryforwards and accrued compensation offset by an increase in NOLs and equity-based compensation and exploration.

In July 2025, the United States enacted tax reform legislation known as the One Big Beautiful Bill Act (OBBBA). Under OBBBA, global intangible low tax foreign income (“GILTI”) was restructured into Net CFC Tested Income (NCTI)

for tax years beginning after December 31, 2025. NCTI and additional tax reform implemented by OBBBA remain immaterial to the Company for the year ended December 31, 2025.

Because the Company does not believe it is more likely than not that the net deferred tax assets will be realized, the Company continues to record a 100% valuation against the net deferred tax assets.

At December 31, 2025, the Company had U.S. NOLs of approximately $284.0 million which expire from 2026 to indefinite availability.  As a result of the Tax Cuts and Jobs Act of 2017, U.S. NOLs generated in years ending after 2017 have an indefinite carryforward rather than the previous 20-year carryforward.  This does not impact losses incurred in years ended in 2017 or earlier.

The following table presents the expiration of U.S. NOLs by tax year as of December 31, 2025:

Loss Carryforwards
(thousands of dollars)
2026 - 2030	$79,794
Thereafter	118,921
No expiration date	85,274
$283,989

At December 31, 2025, the Company had Australian net operating loss carryforwards of $14.4 million, including approximately $13.3 million associated with the purchase of our Turkish assets which are available indefinitely, subject to continuing to meet relevant statutory tests.  In Turkey, the company had NOLs of approximately $0.2 million, which expire from 2026 to 2030.

Federal and state laws impose substantial restrictions on the utilization of NOLs in the event of an ownership change for income tax purposes, as defined in Section 382 of the Internal Revenue Code (“IRC”). Pursuant to IRC Section 382, annual use of the Company’s NOLs may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period.   Following the issuance of the Company’s Common Stock in 2001, the Neutron merger in 2012, the Anatolia transaction in 2015 and the Alabama Graphite acquisition in 2018, the ability to utilize the NOLs will be severely limited on an annual and aggregate basis.  A formal Section 382 study would be required to determine the actual allowable usage of U.S. NOLs.  However, it is possible that past ownership changes will result in the inability to utilize a significant portion of the Company’s NOLs that was generated prior to any change of control.  The Company’s ability to use its remaining NOLs may be further limited if the Company experiences an IRC Section 382 ownership change in connection with future changes in the Company’s stock ownership.  Based on information currently available, the Company currently estimates that $191.1 million of the U.S. NOLs will not be able to be utilized and have reduced the Company’s deferred tax asset accordingly. This resulted in a decrease in the valuation allowance.

For financial reporting purposes, loss from operations before income taxes consists of the following components:

	For the year ended December 31,
	2025	2024

	(thousands of dollars)
United States	$(27,238)	$(12,614)
Australia	(6)	(7)
Turkey	(82)	(36)
	$(27,326)	$(12,657)

The following table presents a reconciliation of income taxes calculated at the statutory rate and the provision for income taxes:

	Year ended December 31,
	2025		2024

	(thousands of dollars)
U.S. Federal Tax Rate	$(5,738)	21.0%	$(2,658)	21.0%
State and Local Taxes, Net of Federal Tax Benefit (1)	—	—	—	—
Foreign Tax Effects
Foreign Tax Rate Differential	(3)	—	(3)	—
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	—	—	—	—
Effect of Cross-border Tax Laws	—	—	—	—
Tax Credits	—	—	—	—
Changes in Valuation Allowances	(19,145)	70.1%	2,375	(18.8%)
Nontaxable or Nondeductible Items:
Share-based compensation	(68)	0.2%	102	(0.8%)
Convertible Notes	2,465	(9.0%)	—	—
Other	9	—	—	—
Change in unrecognized tax benefits	—	—	—	—
Other Adjustments
Expiration of Capital Loss Carryover	22,480	(82.3%)	—	—
Change in valuation allowance	—	—	184	(1.4%)
Income tax expense (recovery)	$—	—	$—	—

(1)	State taxes in Alabama and Colorado for 2025 represent the majority (greater than 50%) of the tax effect within this category.

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

As of December 31, 2025, the Company has entered into certain leases that have not yet commenced. Each of the leases relate to equipment to be used at the Kellyton Graphite Plant with lease terms of 5 years, which we expect to commence when we begin operations and take possession of the equipment. The net present value of such leases is approximately $1.2 million.

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

Kellyton Graphite Plant:

The Company will process natural graphite concentrate at the Kellyton Graphite Plant through a combination of sizing, shaping, spheroidization and classification.  Once completed, the purification is expected to be performed using a proprietary purification process. The process uses a combination of technologies including a caustic bake, acid leach and thermal treatment, a process that allows for a smaller and more sustainable environmental footprint than that of a hydrofluoric acid leaching system, which is widely used by other graphite processing companies.  Once the graphite is purified to a minimum graphite carbon content of 99.95%, the Company will coat the spherical graphite to manufacture the advanced graphite products it intends to sell. The purification process was developed by Westwater and on September 17, 2025, the Company announced it had received its first U.S. Patent related to its graphite purification method.

Coosa Graphite Deposit:

Westwater currently purchases graphite flake concentrate for the Kellyton Graphite Plant under a supply contract with Syrah Resources Limited. In 2025, the Company also entered a contract with a non-FEOC backup feedstock supplier. Westwater expects to continue to purchase graphite concentrate from Syrah Resources Limited and/or other sources for the Kellyton Graphite Plant until the Coosa Graphite Deposit is developed and in operation. Westwater believes its current contracts with Syrah Resources Limited and the backup feedstock supplier provide adequate feedstock supply until then, and believes that the backup supplier reduces dependency, mitigates risk and helps ensure supply chain continuity. Currently, the Coosa Graphite Deposit is being evaluated for future mining operations, which will require a permitting process that began in the fourth quarter of 2025. Development of a mine at the Coosa Graphite Deposit is expected to serve as an in-house source of graphite feedstock and will provide in-house QA/QC for raw-material inputs

The accounting policies of the battery-grade graphite business are the same as those described in Note 1, The Company and Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements. The CODM assesses performance for the battery-grade graphite business segment and decides how to allocate resources based on operating expenses, as reported on the Consolidated Statement of Operations.  The CODM intends to continue to use operating expenses to evaluate the segment until the Kellyton Graphite Plant is operational.

The following table summarizes segment assets as of December 31, 2025 and 2024:

	December 31,	December 31,
(thousands of dollars)	2025	2024
Assets:
Battery-grade graphite business segment assets	$145,561	$141,470
Corporate and other assets	48,972	4,887
Consolidated total assets	$194,533	$146,357

Expenditures for battery-grade graphite business segment assets	$11,688	$6,138

The following tables summarize segment profit or loss and significant segment expenses as of December 31, 2025 and 2024:

	December 31, 2025
(thousands of dollars)	Battery-grade Graphite Segment	Corporate and Other	Consolidated Statements of Operations
Other (expense) income, net	$(296)	$(12,500)	$(12,796)
Less:
Product development expenses	1,139	—	1,139
Exploration expenses	227	—	227
General and administrative expenses	2,935	9,445	12,380
Mineral property	39	—	39
Depreciation and amortization	741	4	745
Net loss	$(5,377)	$(21,949)	$(27,326)

	December 31, 2024
(thousands of dollars)	Battery-grade Graphite Segment	Corporate and Other	Consolidated Statements of Operations
Other (expense) income, net	$(1,462)	$273	$(1,189)
Less:
Product development expenses	1,177	—	1,177
Exploration expenses	20	—	20
General and administrative expenses	2,046	7,941	9,987
Mineral property	35	—	35
Depreciation and amortization	244	5	249
Net loss	$(4,984)	$(7,673)	$(12,657)

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. This evaluation was based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Based on management’s evaluation under the COSO 2013 framework, management concluded that internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Controls over Financial Reporting

There were no significant changes in the Company’s internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Neither the Company nor any director or officer adopted or terminated a trading arrangement during the quarter ended December 31, 2025 of the type described by Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Items 10, 11, 12, 13 and 14 for the Company are incorporated by reference to Westwater Resources, Inc.’s Definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders.  Specifically, reference is made to “Election of Directors,” “Director Nominees,” “Corporate Governance,” “Executive Officers” and “Delinquent Section 16(a)  Reports,” if required, for Item 10, “Compensation Discussion and Analysis,” and “Director Compensation” for Item 11, “Ownership of Westwater Common Stock” and “Securities Authorized for Issuance Under Equity Compensation Plans” for Item 12, “Related Party Transactions” and “Director Independence” for Item 13, and “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Policies and Procedures” for Item 14. The Company’s independent registered public accounting firm is Baker Tilly LLP, Denver, CO, PCAOB ID: 23.

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

3.3	Amended and Restated Bylaws of the Company, as amended March 18, 2024 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024).

10.1*	Westwater Resources, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-QSB/A for the quarterly period ended September 30, 2005).

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

10.4*	Westwater Resources, Inc. 2013 Omnibus Incentive Plan, as amended (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 1, 2025).

10.5*	Form of Restricted Stock Agreement under the Company’s 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2013).

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

10.19*

Agreement and Release, effective January 17, 2023, between the Company and Chad M. Potter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2023).

10.20

Products Procurement Agreement, dated February 4, 2024, between the Company and SK On Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2024).

10.21

Purchase Agreement, dated August 30, 2024, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2024).

10.22

Registration Rights Agreement, dated August 30, 2024, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 30, 2024).

10.23

At the Market Offering Agreement, dated August 30, 2024, by and between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 30, 2024).

10.24

Securities Purchase Agreement, dated June 13, 2025, by and between the Company and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2025).

10.25

Form of Series A-1 Convertible Note, dated June 13, 2025, issued by the Company to the holder thereof (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 13, 2025).

10.26

Form of Voting Agreement, dated June 13, 2025, by and between the Company and the stockholder parties thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 13, 2025).

10.27

Securities Purchase Agreement, dated August 7, 2025, by and between the Company and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2025).

10.28

Form of Series B-1 Convertible Note, dated August 7, 2025, issued by the Company to the holder thereof (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 7, 2025).

10.29

Form of Voting Agreement, dated August 7, 2025, between the Company and the stockholder parties thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 7, 2025).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024).

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Qualified Person – SLR International Corporation.

31.1	Certifications of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certifications of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

96.1	Technical Summary Report for the Coosa Graphite Deposit effective December 11, 2023 (incorporated by reference to Exhibit 96.1 to the Company’s Current Report on Form 8-K/A filed on October 9, 2024).

97.1	Compensation Recovery Policy effective October 2, 2023 (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 2026

WESTWATER RESOURCES, INC.

By:	/s/ Frank Bakker
Frank Bakker
President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date
/s/ Frank Bakker
Frank Bakker	March 19, 2026
President and Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Steven M. Cates
Steven M. Cates	March 19, 2026
Chief Financial Officer, Treasurer and Senior Vice President – Finance
(Principal Financial and Accounting Officer)

/s/ Terence J. Cryan
Terence J. Cryan	March 19, 2026
Executive Chairman and Chairman

/s/ Tracy D. Pagliara
Tracy D. Pagliara	March 19, 2026
Director

/s/ Karli S. Anderson
Karli S. Anderson	March 19, 2026
Director

/s/ Deborah A. Peacock
Deborah A. Peacock	March 19, 2026
Director