Form 10-Q
period 2026-03-31
WESTWATER RESOURCES, INC.
filed 2026-05-12
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	127,128,703 as of May 12, 2026

WESTWATER RESOURCES, INC.

DEFINITIONS

When used in this Form 10-Q, the following terms have the meaning indicated.

Term	Meaning
Additional Commitment Shares	Pursuant to the 2024 Lincoln Park PA and in connection with each purchase of Common Stock by Lincoln Park, the Company may issue to Lincoln Park up to an additional 600,000 shares of Common Stock.
Annual Report	Westwater Resources, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025.
ASC	FASB Accounting Standards Codification.
ASU	FASB Accounting Standards Update.
ATM Sales Agreement	At The Market Offering Agreement between Westwater Resources and H.C. Wainwright & Co., LLC dated August 30, 2024.
August Securities Purchase Agreement	Securities Purchase Agreement dated August 7, 2025, between Westwater Resources and certain institutional investors.
Board	The Board of Directors of Westwater Resources, Inc.
Common Stock	Common stock of the Company, $0.001 par value per share.
Convertible Notes	Together, the Series A-1 Convertible Notes and the Series B-1 Convertible Notes.
Coosa Graphite Deposit	The Company’s graphite mineral deposit located near Rockford, Alabama.
CSPG	Coated spherical purified graphite.
EU Critical Raw Materials List	The list of raw materials that are crucial to the economy of the European Union published by the European Commission.
FASB	The Financial Accounting Standards Board.
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

June Securities Purchase Agreement	Securities Purchase Agreement dated June 13, 2025, between Westwater Resources and certain institutional investors.
Kellyton Graphite Plant	The Company’s planned battery-grade graphite processing facility near Kellyton, Alabama.
Lincoln Park	Lincoln Park Capital Fund, LLC.
NYSE American	NYSE American LLC.
Offtake Agreement	Binding Offtake Agreement with FCA US LLC dated July 17, 2024, and terminated on November 3, 2025.
Procurement Agreement	Products Procurement Agreement with SK On dated February 4, 2024, and terminated on March 31, 2026.
R&D Lab	Research and development laboratory.
RSUs	Restricted stock units.
SEC	U.S. Securities and Exchange Commission.
Securities Purchase Agreements	Together, the August Securities Purchase Agreement and June Securities Purchase Agreement.
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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands of dollars, except share amounts)

(unaudited)

	March 31,	December 31,
	2026	2025
ASSETS

Current Assets:
Cash and cash equivalents	$41,461	$48,576
Prepaid and other current assets	886	294
Total Current Assets	42,347	48,870

Property, plant and equipment, at cost:
Property, plant and equipment	146,068	144,646
Less: Accumulated depreciation	(1,641)	(1,453)
Net property, plant and equipment	144,427	143,193
Other long-term assets	2,360	2,470
Total Assets	$189,134	$194,533

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$4,411	$3,989
Series A-1 Convertible Notes	1,602	1,848
Series B-1 Convertible Notes	2,106	4,125
Accrued liabilities	939	1,660
Total Current Liabilities	9,058	11,622

Other long-term liabilities	1,381	1,382
Total Liabilities	10,439	13,004

Commitments and Contingencies (see Note 10)

Stockholders’ Equity:
Common Stock, 200,000,000 shares authorized, $0.001 par value
Issued shares - 124,703,113 and 117,989,625, respectively
Outstanding shares - 124,702,952 and 117,989,464, respectively	125	118
Paid-in capital	584,515	582,681
Accumulated deficit	(405,687)	(401,012)
Less: Treasury stock (161 shares), at cost	(258)	(258)
Total Stockholders’ Equity	178,695	181,529

Total Liabilities and Stockholders’ Equity	$189,134	$194,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in thousands of dollars, except share and per share amounts)

(unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Operating Expenses:
Product development expenses	$(550)	$(182)
Exploration expenses	(312)	(7)
General and administrative expenses	(3,541)	(2,294)
Depreciation and amortization	(190)	(152)
Total operating expenses	(4,593)	(2,635)

Non-Operating Expense:
Series A-1 Convertible Notes gain	246	—
Series B-1 Convertible Notes loss	(717)	—
Other income (expense), net	389	(41)
Total other expense, net	(82)	(41)

Net Loss	$(4,675)	$(2,676)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	122,571,872	67,919,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in thousands of dollars)

(unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Operating Activities:
Net loss	$(4,675)	$(2,676)
Reconciliation of net loss to cash used in operations:
Non-cash lease expense	87	32
Depreciation and amortization	190	152
Stock compensation expense	623	172
Series A-1 Convertible Notes gain	(246)	—
Series B-1 Convertible Notes loss	717	—
Deferred contract costs write-off	259
Effect of changes in operating working capital items:
Increase in other long-term assets	(239)	(347)
Increase in prepaids and other current assets	(592)	(306)
(Decrease) increase in payables and accrued liabilities	(166)	663
Net Cash Used In Operating Activities	(4,042)	(2,310)

Investing Activities:
Capital expenditures	(1,554)	(2,932)
Net Cash Used In Investing Activities	(1,554)	(2,932)

Financing Activities:
Issuance of Common Stock, net of issuance costs	1,213	4,606
Payment of debt issuance costs	—	(30)
Payment of minimum withholding taxes on net share settlements of equity awards	(2,731)	(343)
Payments on finance lease liabilities	(1)	(1)
Net Cash (Used In) Provided By Financing Activities	(1,519)	4,232

Net decrease in Cash and Cash Equivalents	(7,115)	(1,010)
Cash and Cash Equivalents, Beginning of Period	48,576	4,272
Cash and Cash Equivalents, End of Period	$41,461	$3,262

Supplemental Cash Flow Information
Accrued capital expenditures (at end of period)	884	4,828
Common Stock issued for Series B-1 Convertible Notes	2,736	—
Accrued debt issuance costs (at end of period)	—	1,726
Total Supplemental Cash Flow Information	$3,620	$6,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(expressed in thousands of dollars, except share amounts)

(unaudited)

Three months ended March 31, 2026	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances, December 31, 2025	117,989,625	$118	$582,681	$(401,012)	$(258)	$181,529
Net loss	—	—	—	(4,675)	—	(4,675)
Common Stock issued, net of issuance costs	1,003,867	1	1,212	—	—	1,213
Common Stock issued for Series B-1 Convertible Notes	2,694,900	3	2,733	—	—	2,736
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	3,014,721	3	620	—	—	623
Minimum withholding taxes on net share settlements of equity awards	—	—	(2,731)	—	—	(2,731)
Balances, March 31, 2026	124,703,113	$125	$584,515	$(405,687)	$(258)	$178,695

Three months ended March 31, 2025	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances, December 31, 2024	64,830,081	$65	$507,001	$(373,686)	$(258)	$133,122
Net loss	—	—	—	(2,676)	—	(2,676)
Common Stock issued, net of issuance costs	6,352,189	6	4,600	—	—	4,606
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	914,431	1	171	—	—	172
Minimum withholding taxes on net share settlements of equity awards	—	—	(343)	—	—	(343)
Balances, March 31, 2025	72,096,701	$72	$511,429	$(376,362)	$(258)	$134,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements (the “Interim Financial Statements”) for Westwater Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying Interim Financial Statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report. The Interim Financial Statements are unaudited. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2026.

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

2. LIQUIDITY

The Company has not recorded revenue from its graphite operations, and as such, Westwater is subject to all the risks associated with a development-stage company. Management expects to continue to incur cash losses to further advance the Coosa Graphite Deposit, to continue construction activity at the Kellyton Graphite Plant and for general and administrative expenses until operations commence at the Kellyton Graphite Plant.  Operations at the Kellyton Graphite Plant are dependent on securing the additional funding needed to complete construction of Phase I of the Kellyton Graphite Plant.

During the quarter ended March 31, 2026, and through the date that these Interim Financial Statements were issued, the Company continued construction activities related to the Kellyton Graphite Plant. However, the construction activities have been significantly reduced from anticipated levels until additional funding is secured to advance Phase I of the Kellyton Graphite Plant. The Company’s construction-related contracts include termination provisions at the Company’s election that do not obligate the Company to make payments beyond what is incurred by the third-party service provider, including purchases of long lead equipment, through the date of such termination.

On March 31, 2026, the Company’s cash balance was approximately $41.5 million. During the three months ended March 31, 2026, the Company sold 1.0 million shares of Common Stock for net proceeds of $1.2 million pursuant to the ATM Sales Agreement. As of March 31, 2026, the Company has approximately $70.6 million remaining available for future sales under the ATM Sales Agreement and approximately $26.2 million remaining available for future sales under the 2024 Lincoln Park PA, subject to certain limitations contained within the Convertible Notes. See Note 7 Stockholders’ Equity for further details regarding the Company’s equity financing agreements.

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

3. PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2026, and December 31, 2025, the Company had the following components within the “Property, plant and equipment” line item on the Condensed Consolidated Balance Sheets:

	Net Book Value of Property, Plant and Equipment at March 31, 2026
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Buildings	3,093	—	3,093
Other property, plant and equipment	4,202	9	4,211
Construction in progress	128,151	—	128,151
Total	$144,418	$9	$144,427

	Net Book Value of Property, Plant and Equipment at December 31, 2025
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Buildings	3,122	—	3,122
Other property, plant and equipment	4,360	10	4,370
Construction in progress	126,729	—	126,729
Total	$143,183	$10	$143,193

Construction in Progress

Construction in progress represents assets that are not ready for service or are in the construction stage. Assets are depreciated based on the estimated useful life of the asset once it is placed in service.

Impairment of Property, Plant and Equipment

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. For the three months ended March 31, 2026, no events or changes in circumstances are believed to have impacted recoverability of the Company’s long-lived assets. Accordingly, it was determined that no interim impairment was necessary.  As discussed in Note 2 Liquidity, if the Company is required to abandon construction and development or alter its intended long-term plans related to the Kellyton Graphite Plant, the Company could be required to evaluate the recoverability of its long-lived assets.

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

The Securities Purchase Agreements contain customary representations, warranties and covenants. The Convertible Notes contain customary affirmative and negative covenants, including certain limitations on debt, liens, restricted payments, asset transfers, changes in the business and transactions with affiliates. The Convertible Notes also contain standard and customary events of default.

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

At any time after the respective issuance date, all amounts due under the Series A-1 Convertible Notes and Series B-1 Convertible Notes are convertible, in whole or in part, and subject to the Beneficial Ownership Cap, at a conversion price equal to $0.63 and $0.83, respectively, which is subject to customary adjustments upon any stock split, stock dividend, stock combination, recapitalization, subsequent issuances, and other events.  When a conversion occurs on an Installment Amount (as defined below), the conversion price is the lower of the respective conversion price or 92% of the lowest VWAP of the Common Stock during the five consecutive trading days prior to the Installment Date (as defined below).

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

The Company elected the Fair Value Option for the Convertible Notes (see Note 5 Fair Value Measurements for more details).

For the three months ended March 31, 2026, the Company recognized other income of approximately $0.2 and $0.4 million related to changes in fair values of the Series A-1 Convertible Notes and Series B-1 Convertible Notes, respectively.  For the three months ended March 31, 2026, the Company recognized other expense of approximately $1.1 million related to conversions of the Series B-1 Convertible Notes.  There were no conversions of the Series A-1 Convertible Notes for the three months ended March 31, 2026.

5. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025. In accordance with U.S. GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying amounts of certain financial instruments, including cash, accounts payable, and accrued liabilities approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following tables.

	March 31, 2026
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current assets
Cash equivalent:
Money market account	$41,260	$—	$—	$41,260
Current liabilities
Series A-1 Convertible Notes	—	—	(1,602)	(1,602)
Series B-1 Convertible Notes	—	—	(2,106)	(2,106)
Total current assets (liabilities), net recorded at fair value	$41,260	$—	$(3,708)	$37,552

	December 31, 2025
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current assets
Cash equivalent:
Money market account	$48,395	$—	$—	$48,395
Current liabilities
Series A-1 Convertible Notes	—	—	(1,848)	(1,848)
Series B-1 Convertible Notes	—	—	(4,125)	(4,125)
Total current assets (liabilities), net recorded at fair value	$48,395	$—	$(5,973)	$42,422

The fair value of the Convertible Notes is considered Level 3 as the Company considers unobservable inputs related to the probability of the occurrence of certain contingent conversion and redemption features in its determination of fair value, and unobservable inputs related to potential changes in the Company’s future stock prices based on a binomial lattice pricing model.  Changes in those unobservable inputs could significantly impact the estimated fair value of the Convertible Notes.

The estimated fair value of the Convertible Notes as of March 31, 2026 and December 31, 2025, were computed using the following assumptions:

	March 31, 2026
	Series A-1 Convertible Notes	Series B-1 Convertible Notes
Expected volatility	101.0%	99.2%
Expected dividend rate	—	—
Risk-free interest rate	3.70%	3.72%

	December 31, 2025
	Series A-1 Convertible Notes	Series B-1 Convertible Notes
Expected volatility	104.2%	99.6%
Expected dividend rate	—	—
Risk-free interest rate	3.48%	3.47%

The Company did not make any transfers into or out of Level 3 of the fair value hierarchy during the three  month period ending March 31, 2026 and 2025.

As of March 31, 2026, the remaining principal balance for the Series A-1 Convertible Notes and Series B-1 Convertible Notes were approximately $1.4 million and $1.7 million, respectively.

The net carrying amounts of the liability are summarized as follows:

	Balances,	For the Three Months Ended March 31, 2026		Balances,
(thousands of dollars)	December 31, 2025	Conversions	Change in Fair Value	March 31, 2026
Series A-1 Convertible Notes	$(1,848)	$—	$246	$(1,602)
Series B-1 Convertible Notes	(4,125)	1,615	404	(2,106)
Total	$(5,973)	$1,615	$650	$(3,708)

Losses and gains on Convertible Notes related to conversions and changes in fair value, respectively, were recognized as “Non-Operating Expenses” within the Condensed Consolidated Statement of Operations for the three months ended March 31, 2026, as the losses were unrelated to instrument specific credit risk. During the three months ended March 31, 2026, the Company issued approximately 2.7 million shares of the Company’s Common Stock to settle approximately $1.6 million of the net carrying amount related to the Convertible Notes.

6. ACCRUED LIABILITIES

As of March 31, 2026, and December 31, 2025, the Company had the following components within the “Accrued liabilities” line item on the Condensed Consolidated Balance Sheets:

	March 31,	December 31,
(thousands of dollars)	2026	2025
Accrued liabilities:
Accrued compensation	$490	$986
Liabilities related to Company insurance	28	55
Accrued legal fees	—	104
Current portion of lease liabilities	221	309
Other accrued liabilities	200	206
Total accrued liabilities	$939	$1,660

7. STOCKHOLDERS’ EQUITY

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

On March 21, 2025, Westwater filed a prospectus supplement for the purpose of registering under the Company’s Registration Statement on Form S-3 (the “Registration Statement”) the offer and sale of shares of Common Stock in the aggregate amount of up to $50.0 million pursuant to the ATM Sales Agreement. On October 17, 2025, the Company filed an additional prospectus supplement for the purpose of registering under the Company’s Registration Statement the offer and sale of shares of Common Stock in the aggregate amount of up to $75.0 million pursuant to the ATM Sales Agreement, which does not include the approximately $55 million of shares of Common Stock that were previously sold pursuant to the ATM Sales Agreement as of the date of the filing of the prospectus supplement.

During the three months ended March 31, 2026 and 2025, the Company sold 1.0 million and 2.5 million shares of Common Stock for net proceeds of $1.2 million and $2.0 million, respectively, pursuant to the ATM Sales Agreement. As of March 31, 2026, the Company has approximately $70.6 million remaining available for future sales under the ATM Sales Agreement.

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

After the Commencement Date under the 2024 Lincoln Park PA, the Company may direct Lincoln Park to purchase up to 150,000 shares of Common Stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 200,000 shares, provided that the closing sale price of the Common Stock is not below $0.50 on the purchase date; (ii) the Regular Purchase may be increased to up to 250,000 shares, provided that the closing sale price of the Common Stock is not below $0.75 on the purchase date; and (iii) the Regular Purchase may be increased to up to 300,000 shares, provided that the closing sale price of the Common Stock is not below $1.00 on the purchase date (all of which share and dollar amounts shall be appropriately proportionately adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction as provided in the 2024 Lincoln Park PA). In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. The purchase price per share for each such Regular Purchase will be based on an agreed-upon fixed discount to the prevailing market prices of the Company’s Common Stock immediately preceding the time of sale. In addition to Regular

Purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases at such times and subject to the limitations set forth in the 2024 Lincoln Park PA.

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

There were no sales of Common Stock pursuant to the 2024 Lincoln Park PA for the three months ended March 31, 2026.  During the three months ended March 31, 2025, the Company sold approximately 3.8 million shares of Common Stock for net proceeds of $2.6 million pursuant to the 2024 Lincoln Park PA. As of March 31, 2026, the Company has approximately $26.2 million worth of shares of Common Stock that are available for future sales, subject to the limitations noted above, pursuant to the 2024 Lincoln Park PA.

8. STOCK-BASED COMPENSATION

The Company’s stockholders approved an amendment to the 2013 Plan to increase the authorized number of shares of Common Stock available and reserved for issuance under the 2013 Plan by 20,000,000 shares on May 27, 2025.

Under the 2013 Plan, the Company may grant awards of stock options, stock appreciation rights, restricted stock awards, RSUs, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to eligible persons. Equity awards under the 2013 Plan are granted from time to time at the discretion of the Compensation Committee of the Board (the “Committee”), with vesting periods and other terms as determined by the Committee with a maximum term of 10 years. The 2013 Plan is administered by the Committee, which can delegate the administration to the Board, other committees or to such other officers and employees of the Company as designated by the Committee and permitted by the 2013 Plan. As of March 31, 2026, 4,622,837 shares were available for future issuances under the 2013 Plan.

The Inducement Plan provides for the grant of equity-based awards, including RSUs, restricted stock, performance shares and performance units. Under the Inducement Plan, the Company may grant equity awards for the sole purpose of recruiting and hiring new employees.  As of March 31, 2026, 114,429 shares were available for future issuances under the Inducement Plan.

For the three months ended March 31, 2026 and 2025, the Company recorded stock-based compensation expense of $0.6 million and $0.2 million, respectively. Stock compensation expense is recorded in the “General and administrative expenses” line item within the Condensed Consolidated Statements of Operations.

Stock Options

The following table summarizes stock options outstanding for the three months ended March 31, 2026 and 2025:

	March 31, 2026		March 31, 2025
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Stock options outstanding at beginning of period	424,826	$2.66	649,345	$1.91
Stock options outstanding at end of period	424,826	2.66	649,345	1.91
Stock options exercisable at end of period	424,826	$2.66	424,826	$2.66

All options outstanding for the three months ended March 31, 2026, were issued and vested under the 2013 Plan.  The weighted average remaining term for stock options outstanding as of March 31, 2026, is approximately 5.5 years.

As of March 31, 2026, the Company had no unrecognized compensation costs related to non-vested stock options.

Restricted Stock Units

The following table summarizes RSU activity for the three months ended March 31, 2026 and 2025:

	March 31,		March 31,
	2026		2025
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	RSUs	Fair Value	RSUs	Fair Value
Unvested RSUs at beginning of period	22,223,915	$0.49	4,090,639	$0.60
Granted	—	—	43,200	1.04
Forfeited/Expired	(2,371,662)	0.51	(110,060)	1.25
Vested	(5,217,615)	0.50	(1,372,449)	0.65
Unvested RSUs at end of period	14,634,638	$0.48	2,651,330	$0.56

Forfeited/Expired shares are those RSU awards that either were forfeited by the holder, or RSU awards that did not vest due to certain vesting criteria not being met.  The increase in RSU activity as of March 31, 2026 as compared to March 31, 2025 is due to the larger and more broadly distributed RSU awards granted in May 2025 compared to prior years.

As of March 31, 2026, the Company had $2.1 million of unrecognized compensation costs related to non-vested RSUs that will be recognized over a period of approximately 1.8 years.

9. EARNINGS PER SHARE

Basic and diluted loss per common share have been calculated based on the weighted-average shares outstanding during the period. Shares of the Company’s Common Stock to be issued to settle the Convertible Notes are dependent on the share price at a future date; therefore, the Company followed ASC 260, Earnings Per Share (“ASC 260”) and determined the total number of shares of Common Stock potentially issuable upon the future conversion of the Convertible Notes using the if-converted method.  In accordance with the terms of the Convertible Notes, the highest conversion price for the Series A-1 Convertible Notes is $0.63 and the Series B-1 Convertible Notes is $0.83, subject to adjustment.  Assuming conversion at these prices and using the if-converted method, the Series A-1 Convertible Notes and the Series B-1 Convertible Notes were convertible into approximately 2,464,286 and 2,334,639 shares of the Company’s Common Stock at March 31, 2026, respectively. This total number of shares could be higher if a conversion is made when the Company’s share price is lower.

The Company had a net loss for the three months ended March 31, 2026 and 2025. As a result, at March 31, 2026 and 2025, the Company had 19,858,388 and 3,300,672, respectively, potentially dilutive shares, comprised of unvested RSUs, outstanding stock options and potential shares to be converted related to the Convertible Notes at the end of the period, were excluded from the calculation of earnings per share because the effect on the basic loss per share would be anti-dilutive.

10. COMMITMENTS AND CONTINGENCIES

Future operations on the Company’s properties are subject to federal and state regulations for the protection of the environment, including air and water quality. The Company evaluates the status of current environmental laws and their potential impact on current operating costs and accruals for future costs. The Company believes its operations are materially compliant with current, applicable environmental regulations.

At any given time, the Company may enter into negotiations to settle outstanding legal proceedings and any resulting accruals will be estimated based on the relevant facts and circumstances applicable at that time. We do not expect that such settlements will, individually or in the aggregate, have a material effect on our financial position, results of operations or cash flows.

As of March 31, 2026, the Company has entered into certain leases that have not yet commenced. Each of the leases relate to equipment to be used at the Kellyton Graphite Plant with lease terms of 5 years, which we expect to commence when we begin operations and take possession of the equipment. The net present value of such leases is approximately $1.2 million.

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

U.S. regulations pertaining to graphite extraction and processing may evolve in the U.S.; however, at this time, we do not anticipate any adverse impact from these regulations that would be unique to our operations.

The battery-grade graphite business segment includes the Kellyton Graphite Plant and the Coosa Graphite Deposit, both at a pre-revenue stage and located in Coosa County, Alabama. Both are anticipated to be used to produce certain components of battery-grade natural graphite materials as follows:

Kellyton Graphite Plant:

The Company currently processes large bulk samples through its qualification line and intends to commercially process natural graphite concentrate at the Kellyton Graphite Plant through a combination of sizing, shaping, spheroidization and classification. The purification is performed using a proprietary purification process. The process uses a combination of technologies including a caustic bake, acid leach and thermal treatment, a process that allows for a smaller and more sustainable environmental footprint than that of a hydrofluoric acid leaching system, which is widely used by other graphite processing companies. Once the graphite is purified to a minimum graphite carbon content of 99.95%, the Company coats the spherical purified graphite to manufacture the advanced graphite products it intends to sell. The purification process was developed by Westwater and on September 17, 2025, the Company announced it had received its first U.S. Patent related to its graphite purification method.

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

The accounting policies of the battery-grade graphite business are the same as those described in Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements within our Annual Report.  The CODM assesses the performance of the battery-grade graphite business segment and decides how to allocate resources based on operating expenses, as reported on the Condensed Consolidated Statement of Operations. The CODM intends to continue to use operating expenses to evaluate the segment until the Kellyton Graphite Plant is operational.

The following table summarizes segment assets as of March 31, 2026, and December 31, 2025:

	March 31,	December 31,
(thousands of dollars)	2026	2025
Assets:
Battery-grade graphite business segment assets	$146,708	$145,561
Corporate and other assets	42,426	48,972
Consolidated total assets	$189,134	$194,533

Expenditures for battery-grade graphite business segment assets for the three months ended March 31, 2026 and 2025, were approximately $1.6 million and $2.9 million, respectfully.

The following tables summarize segment profit or loss and significant segment expenses for the three months ended March 31, 2026 and 2025:

	March 31, 2026
(thousands of dollars)	Battery-grade Graphite Segment	Corporate and Other	Consolidated Statements of Operations
Other expense, net	$(8)	$(74)	$(82)
Less:
Product development expenses	550	—	550
Exploration expenses	312	—	312
General and administrative expenses	1,018	2,523	3,541
Depreciation and amortization	189	1	190
Net loss	$(2,077)	$(2,598)	$(4,675)

	March 31, 2025
(thousands of dollars)	Battery-grade Graphite Segment	Corporate and Other	Consolidated Statements of Operations
Other (expense) income, net	$(84)	$43	$(41)
Less:
Product development expenses	182	—	182
Exploration expenses	7	—	7
General and administrative expenses	476	1,818	2,294
Depreciation and amortization	151	1	152
Net loss	$(900)	$(1,776)	$(2,676)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial results and financial condition of Westwater for the three months ended March 31, 2026 should be read in conjunction with the unaudited Interim Financial Statements and Notes thereto included herewith and the audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024, and the related notes thereto appearing elsewhere in our Annual Report, which were prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements” herein.

INTRODUCTION

Westwater Resources, Inc. is an energy technology company focused on developing a vertically integrated battery-grade natural graphite business through its two primary projects, the Kellyton Graphite Plant and the Coosa Graphite Deposit, both located in Coosa County, Alabama. Once operational, Westwater expects the Kellyton Graphite Plant to process natural flake graphite and, based on current studies and estimates, produce 12,500 mt per year of CSPG in Phase I of the Kellyton Graphite Plant, primarily for use in lithium-ion batteries. Westwater also holds mineral rights to explore and potentially mine the Coosa Graphite Deposit, which Westwater anticipates will eventually provide natural graphite flake concentrate to the Kellyton Graphite Plant.

SUMMARY OF RECENT DEVELOPMENTS

Coosa Graphite Deposit

On October 27, 2025, Westwater announced plans to progress the permitting process for future mine development at its Coosa Graphite Deposit. The Company has retained a third-party permitting and engineering firm to support and manage permitting activities and is actively engaging with the U.S. Army Corps of Engineers, the Alabama Department of Environmental Management (“ADEM”), and other state and local authorities as the process progresses. The permitting effort is expected to include the preparation and execution of required environmental studies and the submission of applications under applicable federal and state frameworks, including, where required, water discharge permits, wetlands permits, air permits, and other approvals necessary for the construction and operation of the Coosa Graphite Deposit. The results of these studies will support optimization of mine planning, infrastructure layout, and overall project design as Westwater continues to evaluate and develop the Coosa Graphite Deposit for efficient, technically sound, and environmentally responsible natural graphite production.

As previously announced and since permitting activities commenced in the fourth quarter of 2025, the Company applied for an NPDES permit with ADEM and received “covered project” designation for the Coosa Graphite Deposit under the FAST‑41 Federal Permitting Program. The submitted application includes site-specific engineering, hydrologic, and environmental analyses to support compliance with applicable federal and state water quality standards. FAST‑41, enacted by Congress in 2015, is intended to improve the timeliness, predictability, and transparency of the federal permitting process through publicly available permitting schedules and formal coordination mechanisms.

During the three months ended March 31, 2026, the Company completed several foundational technical and environmental studies for the Coosa Graphite Project. The Company also continued to work on geotechnical analyses, hydrologic monitoring, and federal and state permitting activities. Ongoing efforts include preparation of the U.S. Army Corps of Engineers Individual Permit application, completion of the U.S. Fish and Wildlife Service habitat assessment and related survey planning, continued FAST‑41 coordination, early‑stage preparation of the ADEM air permit, and evaluation of potential impacts on the county road segment within the Phase I mining area.

Kellyton Graphite Plant – Construction Update

During the three months ended March 31, 2026, the Company continued to oversee detailed engineering and manufacturing progress related to long‑lead equipment procured in the fourth quarter of 2025 for the Kellyton Graphite Plant.

Westwater continued to operate its R&D Lab and its qualification line at the Kellyton Graphite Plant during the first quarter. Both the R&D Lab and qualification line support ongoing product development and optimization with potential customers and provide in-house quality control testing capabilities.

The Company believes the R&D Lab increases flexibility to refine and produce future samples in accordance with customer specifications. The qualification line has resulted in the Company’s ability to produce aggregate production samples in excess of one metric ton of CSPG, for use in pre-production evaluations and testing. CSPG produced on the qualification line is representative of CSPG material produced in a future commercial setting and the Company expects the continued operation of the qualification line to support the production of bulk CSPG samples in one to ten metric ton batches for customer qualification activities. The qualification line is also being used for operations training and process familiarization, which the Company believes may support a more efficient commissioning and start-up of the Kellyton Graphite Plant.  To support these efforts, the Company continues to test the performance of the equipment at the Kellyton Graphite Plant and evaluate ongoing and upcoming equipment needs, potential alternative sources and procurement options for equipment, and costs and timelines.

Since the inception of the Kellyton Graphite Plant, and inclusive of liabilities as of March 31, 2026, the Company has incurred costs of approximately $129.6 million. The Company continued Phase I construction activities at a measured pace during the first quarter of 2026. With additional financing raised during 2025 and 2026, the Company has ordered certain long-lead equipment items to further advance Phase I in 2026; however, the Company currently intends to maintain a measured approach to capital deployment.

The Company is maintaining its current cost estimate for Phase I of the Kellyton Graphite Plant of $245 million, of which approximately $115 million has not yet been incurred, including approximately $19 million related to contingency and potential cost escalations.

Customer Engagement Update

The global landscape for the U.S. supply of critical minerals, including natural graphite, continues to evolve. On March 31, 2026, SK On notified the Company of its decision to terminate the Procurement Agreement originally executed in February 2024. This termination followed FCA’s termination on November 3, 2025, of the Offtake Agreement with the Company originally executed in July 2024.

While SK On and FCA have indicated they may be open to considering new arrangements with the Company, any future agreements would be subject to current market conditions and other terms to be negotiated. The Company continues to explore additional offtake opportunities with other prospective customers and, as part of these efforts, has provided and expects to continue providing product samples to support customer evaluation and qualification processes.

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

Financing Update

In June and August 2025, the Company entered into the Series Purchase Agreements pursuant to which the Company issued and sold in registered public offerings Convertible Notes in the aggregate principal amount of $10.0 million, which are convertible into shares of the Company’s Common Stock.

During the three months ended March 31, 2026, the Company continued to raise capital through its ATM Sales Agreement and sold 1.0 million shares of Common Stock for net proceeds of $1.2 million.

Refer to Note 4, Convertible Notes, and Note 7, Stockholders’ Equity, of the Interim Financial Statements for further details.

We continue to work to advance our plan to secure the remaining financing needed to complete Phase I of the Kellyton Graphite Plant. Consistent with our prior communications, we are prioritizing non-dilutive and lower cost sources of capital where available, including evaluating potential government programs. In support of these efforts, we have engaged advisors and are actively evaluating additional funding structures that may be available to the Company.

In parallel, we are evaluating project level financing alternatives that may be supported by project assets, including equipment based financing and other structured solutions. While we maintain access to capital markets through our existing equity financing tools, we intend to remain disciplined and thoughtful in how we utilize those tools.

Until the remaining financing for Phase I is secured, we expect to continue to manage expenditures with a focus on capital preservation, and certain construction and commissioning activities may remain limited. There can be no assurance that we will obtain additional financing in amounts sufficient to meet our needs, or on terms acceptable to the Company, nor can there be assurance regarding the timing of any such financing.

RESULTS OF OPERATIONS

Summary

Consolidated net loss from operations for the three months ended March 31, 2026, was $4.7 million, or $0.04 per share, as compared with $2.7 million, or $0.04 per share for the same period in 2025. The $2.0 million increase in our consolidated net loss from operations was primarily due to costs associated with progressing the permitting of the Coosa Graphite Deposit, an increase in stock-based compensation expenses, and greater product development costs. Additional detail regarding the drivers of these primary cost increases is provided below.

Product Development Expenses

Product development expenses for the three months ended March 31, 2026, were $0.6 million, an increase of $0.4 million compared to the same period in 2025. The increase was primarily the result of a $0.1 million write-off of deferred contract costs related to the previously announced termination of the Procurement Agreement, $0.1 million more raw material inventory used in sample production, and $0.1 million of equipment maintenance and enhancements on our qualification line.

Exploration Expenses

Exploration expenses for the three months ended March 31, 2026, were $0.3 million. The increase of $0.3 million, compared to the same period in 2025 was a result of permitting related activities performed during the first quarter of 2026 to advance the Coosa Graphite Deposit through early stage permitting. Those activities included completing collection of all baseline environmental, geotechnical, cultural, and hydrologic data required to support permitting. All major water management structures needed for the initial mine development footprint and activities (process wastewater, treatment pond, freshwater makeup, and stormwater basin) were fully designed and certified.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2026, were $3.5 million, an increase of $1.2 million compared to the same period in the prior year. The increase was primarily driven by $0.6 million of higher stock‑based compensation expenses, resulting from larger and more broadly distributed RSU awards granted in May 2025 compared to prior years, including higher employer payroll taxes on equity awards that vested in the first quarter of 2026, a $0.3 million increase in services provided by third‑parties primarily related to the evaluation of government funding opportunities, investor relations, and legal services, and $0.1 million of commission expense resulting from the termination of the Procurement Agreement.

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2026, was $0.2 million and remained relatively flat, as compared to the same period in 2025.

Other Expense, net

Other expense, net for the three months ended March 31, 2026, was $0.1 million and remained relatively flat, as compared to the same period in 2025.  For the three months ended March 31, 2026, the Company recognized other expense of approximately $1.1 million related to conversions on the Series B-1 Convertible Notes offset by other income of approximately $0.7 million related to changes in fair values of the Convertible Notes and approximately $0.4 million more interest income as a result of a larger cash balance.

FINANCIAL POSITION

Operating Activities

Net cash used in operating activities of $4.0 million for the three months ended March 31, 2026, represents an increase of $1.7 million compared to the same period in 2025. The increase was primarily due to the timing of company-wide short-term incentive payments of $0.9 million. In an effort to manage cash flow, prior year bonus payments were deferred over the second and third quarters of 2025. The increase in cash used was also driven by the timing of payments for certain insurance programs of $0.5 million, and $0.4 million related to permitting activities at the Coosa Graphite Deposit and government relations. These increases were slightly offset by other miscellaneous changes in other working capital.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026, was $1.6 million, a decrease of $1.4 million as compared to the same period in 2025. For both periods, the investing activity represents construction capital expenditures as the Company continues a managed approach to construction activity while seeking financing to fund the remaining construction of Phase I of the Kellyton Graphite Plant. See Note 3 Property, Plant and Equipment for further details.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2026, was $1.5 million, compared to net cash provided by financing activities of $4.2 million for the same period in 2025. The increase in net cash used was primarily attributable to $2.4 million higher withholding taxes related to net share settlements of equity awards that vested in the first quarter of 2026, and $3.4 million lower net proceeds from the sale of shares of Common Stock under the ATM Sales Agreement and the 2024 Lincoln Park PA during the three months ended March 31, 2026, compared to the same period in 2025.

LIQUIDITY AND CAPITAL RESOURCES

The Company has not recorded revenue from its graphite operations, and as such, Westwater is subject to all the risks associated with a development-stage company. Management expects to continue to incur cash losses to further advance the Coosa Graphite Deposit, to continue construction activity at the Kellyton Graphite Plant and for general and administrative expenses until operations commence at the Kellyton Graphite Plant. Operations at the Kellyton Graphite Plant are dependent on securing the additional funding needed to complete construction of Phase I of the Kellyton Graphite Plant.

During the three months ended March 31, 2026, and through the date that these Interim Financial Statements were issued, the Company continued construction activities related to the Kellyton Graphite Plant. However, the construction activities have been significantly reduced from anticipated levels until additional funding is secured to advance Phase I of the Kellyton Graphite Plant. The Company’s construction-related contracts include termination provisions at the Company’s election that do not obligate the Company to make payments beyond what is incurred by the third-party service provider, including purchases of long lead equipment, through the date of such termination.

On March 31, 2026, the Company’s cash balance was $41.5 million. During the three months ended March 31, 2026, the Company sold 1.0 million shares of Common Stock for net proceeds of $1.2 million pursuant to the ATM Sales Agreement. As of March 31, 2026, the Company had approximately $70.6 million remaining available for future sales under the ATM Sales Agreement and approximately $26.2 million remaining available for future sales under the 2024 Lincoln Park PA, subject to certain limitations contained within the Convertible Notes.  See Note 7, Stockholders’ Equity to the Interim Financial Statements for further details regarding the Company’s equity financing agreements.

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

Management believes the Company’s current cash balance is sufficient to fund its planned non-discretionary expenditures beyond a year after the date that these Interim Financial Statements were issued. For additional disclosure, refer to Note 2, Liquidity to the Interim Financial Statements for additional information.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the adequacy of funding, liquidity, access to capital, financing activities, the timing or occurrence of any future drilling or production from the Company’s properties, economic conditions, the strategic goals of the business, costs of any phase of development or operational line at the Kellyton Graphite Plant and estimated construction and commissioning timelines and completion dates, the start date for the mining of the Coosa Graphite Deposit, and the Company’s anticipated cash burn rate and capital requirements. Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” “target” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

●	the spot price and long-term contract price of graphite (both flake graphite feedstock and purified graphite products) and vanadium, and the worldwide supply and demand of graphite and vanadium;
●	the effects, extent and timing of the entry of additional competition in the markets in which we operate;
●	our ability to obtain or maintain contracts or other agreements with customers;
●	available sources and transportation of graphite feedstock;
●	the ability to control costs and avoid cost and schedule overruns during the development, construction and operation of the Kellyton Graphite Plant;
●	the ability to construct and operate the Kellyton Graphite Plant in accordance with the requirements of permits and licenses and the requirements of tax credits and other incentives;
●	when operational, the ability to operate the Kellyton Graphite Plant at scale and in accordance with customer qualification specifications and requirements;
●	the effects of inflation, including labor shortages and supply chain disruptions;
●	rising interest rates and the associated impact on the availability and cost of financing sources;
●	uncertainty in debt and equity capital markets and the associated impact on the availability and cost of financing sources;
●	our ability to finance growth plans;
●	stock price volatility;
●	the availability and supply of equipment and materials needed to construct the Kellyton Graphite Plant;
●	changes in the U.S. administration or government regulation of the mining and manufacturing industries in the U.S.;

●	changes in legislation, regulations and economic conditions regarding tariffs, anti-dumping and countervailing duties, and the potential effect on the demand for our products or our cost or ability to produce or sell them;
●	the potential impact that foreign country tariffs may have on our construction costs or ability to (i) source and procure necessary raw materials for the manufacture and provision of our products and services; and (ii) sell and deliver our products to such foreign countries;
●	unanticipated geopolitical, geological, processing, regulatory and legal or other problems we may encounter, including government shutdowns;
●	the results of our exploration activities, and the possibility that future exploration results may be materially less promising than initial exploration results;
●	any graphite or vanadium discoveries not being in high enough concentration to make it economic to extract the minerals;
●	our ability to obtain and maintain rights of ownership or access to our mining properties;
●	currently pending or new litigation or arbitration; and
●	our ability to maintain and timely receive mining, manufacturing and other permits from regulatory agencies.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial

Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended March 31, 2026, that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

Mr. Pagliara, a member of the Company’s Board of Directors, entered into a Rule 10b5 1 trading plan on February 26, 2026. Mr. Pagliara’s plan provides for the sale of up to 148,000 shares of the Company’s common stock underlying vested RSUs between May 28, 2026 and December 31, 2026.

Ms. Anderson, a member of the Company’s Board of Directors, entered into a Rule 10b5 1 trading plan on March 2, 2026. Ms. Anderson’s plan provides for the sale of up to 390,909 shares of the Company’s common stock underlying vested RSUs and stock option awards between June 1, 2026 and December 31, 2027.

These Rule 10b5 1 trading plans were adopted during open trading windows and are intended to satisfy the affirmative defense conditions of Rule 10b5 1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in Company securities.

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

WESTWATER RESOURCES, INC.

Dated: May 12, 2026	By:	/s/ Frank Bakker
Frank Bakker
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2026	By:	/s/ Steven M. Cates
Steven M. Cates
Chief Financial Officer and Senior Vice President - Finance (Principal Financial Officer and Principal Accounting Officer)