Form 10-Q
period 2026-06-30
WESTWATER RESOURCES, INC.
filed 2026-08-10
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

Or

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 001-33404

WESTWATER RESOURCES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-2212772
(State of Incorporation)	(I.R.S. Employer Identification No.)

7000 East Belleview Avenue, Suite 220, Greenwood Village, Colorado 80111

(Address of Principal Executive Offices, Including Zip Code)

(303) 531-0516

(Registrant’s Telephone Number, Including Area Code)

6950 S. Potomac Street, Suite 300, Centennial, Colorado 80112

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	128,564,833 as of August 10, 2026

WESTWATER RESOURCES, INC.

DEFINITIONS

When used in this Form 10-Q, the following terms have the meaning indicated.

Term	Meaning
Additional Commitment Shares	Pursuant to the 2024 Lincoln Park PA and in connection with each purchase of Common Stock by Lincoln Park, the Company may issue to Lincoln Park up to an additional 600,000 shares of Common Stock.
Annual Report	Westwater Resources, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025.
ASC	FASB Accounting Standards Codification.
ASU	FASB Accounting Standards Update.
ATM Sales Agreement	At The Market Offering Agreement between Westwater Resources and H.C. Wainwright & Co., LLC dated August 30, 2024.
August Securities Purchase Agreement	Securities Purchase Agreement dated August 7, 2025, between Westwater Resources and certain institutional investors.
Board	The Board of Directors of Westwater Resources, Inc.
Common Stock	Common stock of the Company, $0.001 par value per share.
Convertible Notes	Together, the Series A-1 Convertible Notes and the Series B-1 Convertible Notes.
Coosa Graphite Deposit	The Company’s graphite mineral deposit located near Rockford, Alabama.
CSPG	Coated spherical purified graphite.
EU Critical Raw Materials List	The list of raw materials that are crucial to the economy of the European Union published by the European Commission.
FASB	The Financial Accounting Standards Board.
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
Inducement Plan

The 2022 Employment Inducement Incentive Award Plan. The Inducement Plan provides for the grant of equity-based awards, including restricted stock units, restricted stock, performance shares and performance units on terms substantially similar to the Company’s 2013 Omnibus Incentive Plan.

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

CURRENCY

The accounts of the Company are maintained in U.S. dollars. All dollar amounts referenced in this Quarterly Report on Form 10-Q and the condensed consolidated financial statements are stated in U.S. dollars.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands of dollars, except share amounts)

(unaudited)

	June 30,	December 31,
	2026	2025
ASSETS

Current Assets:
Cash and cash equivalents	$38,202	$48,576
Prepaid and other current assets	641	294
Total Current Assets	38,843	48,870

Property, plant and equipment, at cost:
Property, plant and equipment	146,378	144,646
Less: Accumulated depreciation	(1,832)	(1,453)
Net property, plant and equipment	144,546	143,193
Other long-term assets	2,582	2,470
Total Assets	$185,971	$194,533

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$4,277	$3,989
Series A-1 Convertible Notes	1,688	1,848
Series B-1 Convertible Notes	550	4,125
Accrued liabilities	1,048	1,660
Total Current Liabilities	7,563	11,622

Other long-term liabilities	1,378	1,382
Total Liabilities	8,941	13,004

Commitments and Contingencies (see Note 10)

Stockholders’ Equity:
Common Stock, 400,000,000 shares authorized, $0.001 par value
Issued shares - 128,564,994 and 117,989,625, respectively
Outstanding shares - 128,564,833 and 117,989,464, respectively	129	118
Paid-in capital	587,161	582,681
Accumulated deficit	(410,002)	(401,012)
Less: Treasury stock (161 shares), at cost	(258)	(258)
Total Stockholders’ Equity	177,030	181,529

Total Liabilities and Stockholders’ Equity	$185,971	$194,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in thousands of dollars, except share and per share amounts)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating Expenses:
Product development expenses	$(355)	$(275)	$(904)	$(457)
Exploration expenses	(294)	(3)	(606)	(10)
General and administrative expenses	(3,558)	(3,133)	(7,100)	(5,427)
Mineral property expenses	(10)	(10)	(10)	(10)
Depreciation and amortization	(192)	(154)	(382)	(306)
Total operating expenses	(4,409)	(3,575)	(9,002)	(6,210)

Non-Operating Income (Expense):
Series A-1 Convertible Notes (loss) gain	(86)	—	161	—
Series B-1 Convertible Notes loss	(146)	—	(863)	—
Other income (expense), net	326	(294)	714	(335)
Total other income (expense), net	94	(294)	12	(335)

Net Loss	$(4,315)	$(3,869)	$(8,990)	$(6,545)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.05)	$(0.07)	$(0.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	126,877,023	75,983,998	124,736,340	71,974,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in thousands of dollars)

(unaudited)

	For the Six Months Ended
	June 30,
	2026	2025
Operating Activities:
Net loss	$(8,990)	$(6,545)
Reconciliation of net loss to cash used in operations:
Non-cash lease expense	176	65
Depreciation and amortization	382	306
Stock compensation expense	1,593	932
Series A-1 Convertible Notes gain	(161)	—
Series B-1 Convertible Notes loss	863	—
Deferred contract costs write-off	259	—
Effect of changes in operating working capital items:
Other long-term assets	(551)	(270)
Prepaids and other current assets	(347)	(29)
Payables and accrued liabilities	228	868
Net Cash Used In Operating Activities	(6,548)	(4,673)

Investing Activities:
Capital expenditures	(2,283)	(5,057)
Proceeds from sale of assets	—	257
Net Cash Used In Investing Activities	(2,283)	(4,800)

Financing Activities:
Issuance of Common Stock, net of issuance costs	1,191	7,612
Proceeds from Series A-1 Convertible Notes	—	5,000
Payment of Series A-1 Convertible Notes issuance costs	—	(230)
Payment of debt issuance costs	—	(123)
Payment of minimum withholding taxes on net share settlements of equity awards	(2,731)	(351)
Payments on finance lease liabilities	(3)	(3)
Net Cash (Used In) Provided By Financing Activities	(1,543)	11,905

Net (decrease) increase in Cash and Cash Equivalents	(10,374)	2,432
Cash and Cash Equivalents, Beginning of Period	48,576	4,272
Cash and Cash Equivalents, End of Period	$38,202	$6,704

Supplemental Cash Flow Information
Accrued capital expenditures (at end of period)	466	3,242
Common Stock issued for Series B-1 Convertible Notes	4,438	—
Accrued debt issuance costs (at end of period)	—	1,629
Total Supplemental Cash Flow Information	$4,904	$4,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(expressed in thousands of dollars, except share amounts)

(unaudited)

Six months ended June 30, 2026	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances, December 31, 2025	117,989,625	$118	$582,681	$(401,012)	$(258)	$181,529
Net loss	—	—	—	(8,990)	—	(8,990)
Common Stock issued, net of issuance costs	1,003,867	1	1,190	—	—	1,191
Common Stock issued for Series B-1 Convertible Notes	5,356,781	6	4,432	—	—	4,438
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	4,214,721	4	1,589	—	—	1,593
Minimum withholding taxes on net share settlements of equity awards	—	—	(2,731)	—	—	(2,731)
Balances, June 30, 2026	128,564,994	$129	$587,161	$(410,002)	$(258)	$177,030

Three months ended June 30, 2026

Balances, March 31, 2026	124,703,113	$125	$584,515	$(405,687)	$(258)	$178,695
Net loss	—	—	—	(4,315)	—	(4,315)
Common Stock issuance costs	—	—	(22)	—	—	(22)
Common Stock issued for Series B-1 Convertible Notes	2,661,881	3	1,699	—	—	1,702
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	1,200,000	1	969	—	—	970
Balances, June 30, 2026	128,564,994	$129	$587,161	$(410,002)	$(258)	$177,030

Six months ended June 30, 2025	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances, December 31, 2024	64,830,081	$65	$507,001	$(373,686)	$(258)	$133,122
Net loss	—	—	—	(6,545)	—	(6,545)
Common Stock issued, net of issuance costs	12,258,771	12	7,600	—	—	7,612
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	1,350,374	1	931	—	—	932
Minimum withholding taxes on net share settlements of equity awards	—	—	(351)	—	—	(351)
Balances, June 30, 2025	78,439,226	$78	$515,181	$(380,231)	$(258)	$134,770

Three months ended June 30, 2025

Balances, March 31, 2025	72,096,701	$72	$511,429	$(376,362)	$(258)	$134,881
Net loss	—	—	—	(3,869)	—	(3,869)
Common Stock issued, net of issuance costs	5,906,582	6	3,000	—	—	3,006
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	435,943	—	760	—	—	760
Minimum withholding taxes on net share settlements of equity awards	—	—	(8)	—	—	(8)
Balances, June 30, 2025	78,439,226	$78	$515,181	$(380,231)	$(258)	$134,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements (the “Interim Financial Statements”) for Westwater Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying Interim Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report. The Interim Financial Statements are unaudited. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2026.

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

During the quarter ended June 30, 2026, and through the date that these Interim Financial Statements were issued, the Company continued construction activities related to the Kellyton Graphite Plant. We are progressing construction activities at the Kellyton Graphite Plant at a measured level as we continue to secure additional funding to complete the project.  The Company’s construction-related contracts include termination provisions at the Company’s election that do not obligate the Company to make payments beyond what is incurred by the third-party service provider, including purchases of long lead equipment, through the date of such termination.

On June 30, 2026, the Company’s cash balance was approximately $38.2 million. During the six months ended June 30, 2026, the Company sold 1.0 million shares of Common Stock for net proceeds of $1.2 million pursuant to the ATM Sales Agreement. As of June 30, 2026, the Company has approximately $70.6 million remaining available for future sales under the ATM Sales Agreement and approximately $26.2 million remaining available for future sales under the 2024 Lincoln Park PA. See Note 7 Stockholders’ Equity for further details regarding the Company’s equity financing agreements.

While the Company has advanced its business plan and has been successful in the past raising funds through equity and debt financings, as well as through the sale of non-core assets, no assurance can be given that additional financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company. Recent volatility in the equity and debt capital markets, higher interest rates, inflation, electric vehicle production and adoption rates, uncertain economic conditions and regulatory policy and enforcement, tariff policy and import/export restrictions, and unstable geopolitical conditions, could significantly impact the Company’s ability to access the necessary funding to advance its business plan. The Company’s ability to raise additional funds under the ATM Sales Agreement and the 2024 Lincoln Park PA may be limited by the Company’s market capitalization, share price and trading volume and the extension or replacement of the 2024 Lincoln Park PA, which expires in October 2026.

Management believes the Company’s current cash balance is sufficient to fund its planned non-discretionary expenditures beyond a year after the date that these Interim Financial Statements were issued.

3. PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2026, and December 31, 2025, the Company had the following components within the “Property, plant and equipment” line item on the Condensed Consolidated Balance Sheets:

	Net Book Value of Property, Plant and Equipment at June 30, 2026
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Buildings	3,063	—	3,063
Other property, plant and equipment	4,041	8	4,049
Construction in progress	128,462	—	128,462
Total	$144,538	$8	$144,546

	Net Book Value of Property, Plant and Equipment at December 31, 2025
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Buildings	3,122	—	3,122
Other property, plant and equipment	4,360	10	4,370
Construction in progress	126,729	—	126,729
Total	$143,183	$10	$143,193

Construction in Progress

Construction in progress represents assets that are not ready for service or are in the construction stage. Assets are depreciated based on the estimated useful life of the asset once it is placed in service.

Impairment of Property, Plant and Equipment

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. For the six months ended June 30, 2026, no events or changes in circumstances are believed to have impacted recoverability of the Company’s long-lived assets. Accordingly, it was determined that no interim impairment was necessary.  As discussed in Note 2 Liquidity, if the Company is required to abandon construction and development or alter its intended long-term plans related to the Kellyton Graphite Plant, the Company could be required to evaluate the recoverability of its long-lived assets.

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

The Company elected the Fair Value Option for the Convertible Notes (see Note 5 Fair Value Measurements for more details).

For the three and six months ended June 30, 2026, the Company recognized other expense of approximately $0.1 million and other income of approximately $0.2 million, respectively, related to changes in fair values of the Series A-1 Convertible Notes. For the three and six months ended June 30, 2026, the Company recognized other income of approximately $0.3 million and $0.7 million, respectively, related to changes in fair values of the Series B-1 Convertible Notes.

For the three and six months ended June 30, 2026, the Company recognized other expense of approximately $0.5 million and $1.6 million, respectively, related to conversions of the Series B-1 Convertible Notes. There were no conversions of the Series A-1 Convertible Notes for the three and six months ended June 30, 2026.

Subsequent to June 30, 2026, and upon the satisfaction of certain conditions set forth in the Convertible Notes, the Company voluntarily redeemed the entire outstanding Convertible Notes for approximately $2.4 million in cash.

5. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025. In accordance with U.S. GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying amounts of certain financial instruments, including cash, accounts payable, and accrued liabilities approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following tables.

	June 30, 2026
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current assets
Cash equivalent:
Money market account	$38,001	$—	$—	$38,001
Current liabilities
Series A-1 Convertible Notes	—	—	(1,688)	(1,688)
Series B-1 Convertible Notes	—	—	(550)	(550)
Total current assets (liabilities), net recorded at fair value	$38,001	$—	$(2,238)	$35,763

	December 31, 2025
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current assets
Cash equivalent:
Money market account	$48,395	$—	$—	$48,395
Current liabilities
Series A-1 Convertible Notes	—	—	(1,848)	(1,848)
Series B-1 Convertible Notes	—	—	(4,125)	(4,125)
Total current assets (liabilities), net recorded at fair value	$48,395	$—	$(5,973)	$42,422

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

The estimated fair value of the Convertible Notes as of June 30, 2026 and December 31, 2025, were computed using the following assumptions:

	June 30, 2026
	Series A-1 Convertible Notes	Series B-1 Convertible Notes
Expected volatility	103.1%	101.6%
Expected dividend rate	—	—
Risk-free interest rate	3.97%	4.00%

	December 31, 2025
	Series A-1 Convertible Notes	Series B-1 Convertible Notes
Expected volatility	104.2%	99.6%
Expected dividend rate	—	—
Risk-free interest rate	3.48%	3.47%

The Company did not make any transfers into or out of Level 3 of the fair value hierarchy during the three and six months ended June 30, 2026 and 2025.

As of June 30, 2026, the remaining principal balance for the Series A-1 Convertible Notes and Series B-1 Convertible Notes were approximately $1.4 million and $0.4 million, respectively.  However, subsequent to June 30, 2026, the Company voluntarily redeemed the entire outstanding Convertible Notes for approximately $2.4 million in cash.

The net carrying amounts of the liability for the three and six months ended June 30, 2026, are summarized as follows:

Six months ended June 30, 2026
	Balances,			Balances,
(thousands of dollars)	December 31, 2025	Conversions	Change in Fair Value	June 30, 2026
Series A-1 Convertible Notes	$(1,848)	$—	$160	$(1,688)
Series B-1 Convertible Notes	(4,125)	2,860	715	(550)
Total	$(5,973)	$2,860	$875	$(2,238)

Three months ended June 30, 2026
	Balances,			Balances,
(thousands of dollars)	March 31, 2026	Conversions	Change in Fair Value	June 30, 2026
Series A-1 Convertible Notes	$(1,602)	$—	$(86)	$(1,688)
Series B-1 Convertible Notes	(2,106)	1,245	311	(550)
Total	$(3,708)	$1,245	$225	$(2,238)

Losses and gains on Convertible Notes related to conversions and changes in fair value, respectively, were recognized as “Non-Operating Income (Expenses)” within the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2026, as the losses were unrelated to instrument specific credit risk. During the three and six months ended June 30, 2026, the Company issued approximately 2.7 million and 5.4 million shares of the Company’s Common Stock to settle approximately $1.2 million and $2.9 million of the net carrying amount, respectively related to the Convertible Notes.

6. ACCRUED LIABILITIES

As of June 30, 2026, and December 31, 2025, the Company had the following components within the “Accrued liabilities” line item on the Condensed Consolidated Balance Sheets:

	June 30,	December 31,
(thousands of dollars)	2026	2025
Accrued liabilities:
Accrued compensation	$728	$986
Liabilities related to Company insurance	—	55
Accrued legal fees	—	104
Current portion of lease liabilities	132	309
Other accrued liabilities	188	206
Total accrued liabilities	$1,048	$1,660

7. STOCKHOLDERS’ EQUITY

Authorized Shares of Common Stock

On May 22, 2026, the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company from 200,000,000 shares to 400,000,000 shares. The Certificate of Amendment reflecting the increase in the number of authorized shares was filed with the Secretary of State of the State of Delaware on May 22, 2026, and became effective upon filing.

Common Stock Issued, Net of Issuance Costs

ATM Financing with H.C. Wainwright

On August 30, 2024, the Company entered into an ATM Sales Agreement with H.C. Wainwright to sell shares of its Common Stock (the “ATM Shares”) from time to time, through an “at the market” offering program under which H.C. Wainwright will act as the sales agent. The Company will pay H.C. Wainwright a commission rate equal to up to 3.0% of the aggregate gross proceeds from each sale of ATM Shares and has agreed to provide H.C. Wainwright with customary indemnification and contribution rights. The Company will also reimburse H.C. Wainwright for certain specified expenses in connection with entering into the ATM Sales Agreement. The ATM Sales Agreement contains customary representations and warranties and conditions to the sale of the ATM Shares pursuant thereto. Sales of the ATM Shares made under the ATM Sales Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended.

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

There were no sales of Common Stock pursuant to the ATM Sales Agreement for the three months ended June 30, 2026.  During the six months ended June 30, 2026, the Company sold 1.0 million shares of Common Stock for net proceeds of $1.2 million, pursuant to the ATM Sales Agreement.

During the three and six months ended June 30, 2025, the Company sold approximately 4.6 million and 7.1 million shares of Common Stock for net proceeds of $2.4 million and $4.4 million, respectively, pursuant to the ATM Sales Agreement.

As of June 30, 2026, the Company has approximately $70.6 million remaining available for future sales under the ATM Sales Agreement.

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

There were no sales of Common Stock pursuant to the 2024 Lincoln Park PA for the three and six months ended June 30, 2026.

During the three and six months ended June 30, 2025, the Company sold approximately 1.3 million and 5.1 million shares of Common Stock for net proceeds of $0.6 million and $3.22 million, respectively, pursuant to the 2024 Lincoln Park PA.

As of June 30, 2026, the Company has approximately $26.2 million worth of shares of Common Stock that are available for future sales, subject to the limitations noted above, pursuant to the 2024 Lincoln Park PA, which expires in October 2026.

8. STOCK-BASED COMPENSATION

The Company’s stockholders approved amendments to the 2013 Plan to increase the authorized number of shares of Common Stock available and reserved for issuance under the 2013 Plan by 20,000,000 shares on May 27, 2025, and an additional 6,100,000 shares on May 22, 2026.

Under the 2013 Plan, the Company may grant awards of stock options, stock appreciation rights, restricted stock awards, RSUs, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to eligible persons. Equity awards under the 2013 Plan are granted from time to time at the discretion of the Compensation Committee of the Board (the “Committee”), with vesting periods and other terms as determined by the Committee with a maximum term of 10 years. The 2013 Plan is administered by the Committee, which can delegate the administration to the Board, other committees or to such other officers and employees of the Company as designated by the Committee and permitted by the 2013 Plan. As of June 30, 2026, 730,057 shares were available for future issuances under the 2013 Plan.

The Inducement Plan provides for the grant of equity-based awards, including RSUs, restricted stock, performance shares and performance units. Under the Inducement Plan, the Company may grant equity awards for the sole purpose of recruiting and hiring new employees. The Board approved an amendment to the Inducement Plan to increase the authorized number of shares of Common Stock available and reserved for issuance under the Inducement Plan by 385,571 shares on May 22, 2026.  As of June 30, 2026, 500,000 shares of Common Stock were available for future issuances under the Inducement Plan.

For the three and six months ended June 30, 2026, the Company recorded stock-based compensation expense of approximately $1.0 million and $1.6 million, respectively.  For the three and six months ended June 30, 2025, the Company recorded stock-based compensation expense of approximately $0.8 million and $0.9 million, respectively.  Stock compensation expense is recorded in the “General and administrative expenses” line item within the Condensed Consolidated Statements of Operations.

Stock Options

The following table summarizes stock options outstanding for the six months ended June 30, 2026 and 2025:

	June 30, 2026		June 30, 2025
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Stock options outstanding at beginning of period	424,826	$2.66	649,345	$1.91
Granted	—	—	16,390	0.48
Stock options outstanding at end of period	424,826	2.66	665,735	1.88
Stock options exercisable at end of period	424,826	$2.66	665,735	$1.88

All options outstanding for the six months ended June 30, 2026, were issued and vested under the 2013 Plan.  The weighted average remaining term for stock options outstanding as of June 30, 2026, is approximately 5.3 years.

As of June 30, 2026, the Company had no unrecognized compensation costs related to non-vested stock options.

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2026 and 2025:

	June 30, 2026		June 30, 2025
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	RSUs	Fair Value	RSUs	Fair Value
Unvested RSUs at beginning of period	22,223,915	$0.49	4,090,639	$0.60
Granted	9,992,780	0.57	20,101,991	0.48
Forfeited/Expired	(2,371,662)	0.51	(142,139)	0.92
Vested	(5,217,615)	0.50	(1,826,582)	0.51
Unvested RSUs at end of period	24,627,418	$0.52	22,223,909	$0.49

Forfeited/Expired shares are those RSU awards that either were forfeited by the holder, or RSU awards that did not vest due to certain vesting criteria not being met.  The increase in RSU activity as of June 30, 2026 as compared to  June 30, 2025 is due to the larger and more broadly distributed RSU awards granted in May 2025 and May 2026 compared to prior years.

As of June 30, 2026, the Company had approximately $5.0 million of unrecognized compensation costs related to non-vested RSUs that will be recognized over a period of approximately 2.5 years.

9. EARNINGS PER SHARE

Basic and diluted loss per common share have been calculated based on the weighted-average shares outstanding during the period. Shares of the Company’s Common Stock to be issued to settle the Convertible Notes are dependent on the share price at a future date; therefore, the Company followed ASC 260, Earnings Per Share (“ASC 260”) and determined the total number of shares of Common Stock potentially issuable upon the future conversion of the Convertible Notes using the if-converted method.  In accordance with the terms of the Convertible Notes, the highest conversion price for the Series A-1 Convertible Notes is $0.63 and the Series B-1 Convertible Notes is $0.83, subject to adjustment.  Assuming conversion at these prices and using the if-converted method, the Series A-1 Convertible Notes and the Series B-1 Convertible Notes were convertible into approximately 2,464,286 and 609,639 shares of the Company’s Common Stock at June 30, 2026, respectively.  However, subsequent to June 30, 2026, the Company voluntarily redeemed the entire outstanding Convertible Notes for approximately $2.4 million in cash.

The Company had a net loss for the three and six months ended June 30, 2026 and 2025. As a result, at June 30, 2026 and 2025, the Company had 28,126,169 and 32,016,628, respectively, potentially dilutive shares, comprised of unvested RSUs, outstanding stock options and potential shares to be converted related to the Convertible Notes at the end of the period, were excluded from the calculation of earnings per share because the effect on the basic loss per share would be anti-dilutive.

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

At any given time, the Company may enter into negotiations to settle outstanding legal proceedings and any resulting accruals will be estimated based on the relevant facts and circumstances applicable at that time. At this time, we do not expect that such settlements will, individually or in the aggregate, have a material effect on our financial position, results of operations or cash flows.

As of June 30, 2026, the Company has entered into certain leases that have not yet commenced. Each of the leases relate to equipment to be used at the Kellyton Graphite Plant with lease terms of 5 years, which we expect to commence when we begin operations and take possession of the equipment. The net present value of such leases is approximately $1.2 million.

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

Kellyton Graphite Plant:

The Company currently processes bulk concentrate natural graphite samples through its qualification line at the Kellyton Graphite Plant.  The mass production milling and shaping equipment are utilized to produce spheroidized graphite prior to purification. The purification is performed using a proprietary purification process. The process uses a combination of technologies including a caustic bake, acid leach and thermal treatment, a process that allows for a smaller and more sustainable environmental footprint than that of a hydrofluoric acid leaching system, which is widely used by other graphite processing companies. Once the graphite is purified to a minimum graphite carbon content of 99.95%, the Company coats the spherical purified graphite to manufacture the advanced graphite products it intends to sell. The purification process was developed by Westwater and on September 17, 2025, the Company announced it had received its first U.S. Patent related to its graphite purification method.

Coosa Graphite Deposit:

Westwater currently purchases graphite flake concentrate for the Kellyton Graphite Plant under a supply contract with Syrah Resources Limited. In 2025, the Company also entered into a contract with a non-FEOC backup feedstock supplier. Westwater expects to continue to purchase graphite concentrate from Syrah Resources Limited and/or other sources for the Kellyton Graphite Plant until the Coosa Graphite Deposit is developed and in operation. Westwater believes its current contracts with Syrah Resources Limited and the backup feedstock supplier provide adequate feedstock supply until then, and believes that the backup supplier reduces dependency, mitigates risk and helps ensure supply chain continuity. Currently, the Coosa Graphite Deposit is being evaluated and developed for future mining operations, with multiple permits submitted and studies conducted since 2025. Development of a mine at the Coosa Graphite Deposit is expected to serve as an in-house source of graphite feedstock and will provide in-house QA/QC for raw-material inputs.

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

The following table summarizes segment assets as of June 30, 2026, and December 31, 2025:

	June 30,	December 31,
(thousands of dollars)	2026	2025
Assets:
Battery-grade graphite business segment assets	$147,069	$145,561
Corporate and other assets	38,902	48,972
Consolidated total assets	$185,971	$194,533

Expenditures for long-lived assets for the battery-grade graphite business segment for the three and six months ended June 30, 2026, were approximately $0.7 million and $2.3 million, respectively.

The following tables summarize segment profit or loss and significant segment expenses for the three and six months ended June 30, 2026 and 2025:

Three months ended
	June 30, 2026
(thousands of dollars)	Battery-grade Graphite Segment	Corporate and Other	Consolidated Statements of Operations
Other (expense) income, net	$(35)	$129	$94
Less:
Product development expenses	355	—	355
Exploration expenses	294	—	294
General and administrative expenses	968	2,590	3,558
Mineral property	10	—	10
Depreciation and amortization	191	1	192
Net loss	$(1,853)	$(2,462)	$(4,315)

	June 30, 2025
(thousands of dollars)	Battery-grade Graphite Segment	Corporate and Other	Consolidated Statements of Operations
Other expense, net	$(11)	$(283)	$(294)
Less:
Product development expenses	275	—	275
Exploration expenses	3	—	3
General and administrative expenses	582	2,551	3,133
Mineral property	10	—	10
Depreciation and amortization	153	1	154
Net loss	$(1,034)	$(2,835)	$(3,869)

Six months ended
	June 30, 2026
(thousands of dollars)	Battery-grade Graphite Segment	Corporate and Other	Consolidated Statements of Operations
Other (expense) income, net	$(44)	$56	$12
Less:
Product development expenses	904	—	904
Exploration expenses	606	—	606
General and administrative expenses	1,988	5,112	7,100
Mineral property	10	—	10
Depreciation and amortization	379	3	382
Net loss	$(3,931)	$(5,059)	$(8,990)

	June 30, 2025
(thousands of dollars)	Battery-grade Graphite Segment	Corporate and Other	Consolidated Statements of Operations
Other expense, net	$(296)	$(39)	$(335)
Less:
Product development expenses	457	—	457
Exploration expenses	10	—	10
General and administrative expenses	1,058	4,369	5,427
Mineral property	10	—	10
Depreciation and amortization	304	2	306
Net loss	$(2,135)	$(4,410)	$(6,545)

12. SUBSEQUENT EVENT

Subsequent to June 30, 2026, and upon the satisfaction of certain conditions set forth in the Convertible Notes, the Company voluntarily redeemed the entire outstanding Convertible Notes for approximately $2.4 million in cash.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial results and financial condition of Westwater for the three and six months ended June 30, 2026, should be read in conjunction with the unaudited Interim Financial Statements and Notes thereto included herewith and the audited Consolidated Financial Statements as of and for the years ended December 31, 2025 and 2024, and the related notes thereto appearing elsewhere in our Annual Report, which were prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements” herein.

INTRODUCTION

Westwater Resources, Inc. is an energy technology company focused on developing a vertically integrated battery-grade natural graphite business through its two primary projects, the Kellyton Graphite Plant and the Coosa Graphite Deposit, both located in Coosa County, Alabama. Once operational, Westwater expects the Kellyton Graphite Plant to process natural flake graphite and, based on current studies and estimates, produce 12,500 mt per year of CSPG in Phase I of the Kellyton Graphite Plant, primarily for use in lithium-ion batteries. Westwater also holds mineral rights to explore and potentially mine the Coosa Graphite Deposit, which Westwater anticipates will provide natural graphite flake concentrate to the Kellyton Graphite Plant.

SUMMARY OF RECENT DEVELOPMENTS

Coosa Graphite Deposit

Westwater has conducted studies and filed several permits for mine development at its Coosa Graphite Deposit. The Company has retained a third-party permitting and engineering firm to support and manage permitting activities and is actively engaging with the U.S. Army Corps of Engineers (“USACE”), the Alabama Department of Environmental Management (“ADEM”), and other state and local authorities as the process progresses.

Westwater’s permitting activities commenced in the fourth quarter of 2025.  The Company applied for an NPDES permit with ADEM and received “covered project” designation for the Coosa Graphite Deposit under the FAST‑41 Federal Permitting Program. The submitted application includes site-specific engineering, hydrologic, and environmental analyses to support compliance with applicable federal and state water quality standards. FAST‑41, enacted by Congress in 2015, is intended to improve the timeliness, predictability, and transparency of the federal permitting process through publicly available permitting schedules and formal coordination mechanisms. As of the date of these Interim Financial Statements, the estimated completion date for environmental review and permitting, as reflected on the FAST-41 dashboard, is June 2027.

During the six months ended June 30, 2026, the Company advanced the Coosa Graphite Deposit through the completion of environmental, cultural, hydrologic, and geochemical investigations and studies supporting federal and state permitting efforts. The results of these studies support optimization of mine planning, infrastructure layout, and overall project design as Westwater continues to evaluate and develop the Coosa Graphite Deposit for efficient, technically sound, and environmentally responsible natural graphite production. Key permitting activities included completion of wetland and stream delineations, jurisdictional determination activities, cultural resource surveys, habitat assessments, and FAST-41 activities. The Company also completed geochemical characterization and acid-base accounting analyses on historic and recent drill holes and continued hydrologic monitoring across the project area. As of June 30, 2026, efforts were focused on supporting ADEM permit review, processing bat survey data, continuing environmental monitoring, advancing utility and infrastructure planning, and filing of the National Pollutant Discharge Elimination System with the ADEM.  On June 15, 2026, the Company submitted its Section 404 permit application to the USACE under the Clean Water Act and on June 26, 2026, the USACE issued the project's Public Notice, formally beginning the public review process.

Kellyton Graphite Plant – Construction Update

During the six months ended June 30, 2026, the Company continued to oversee detailed engineering and manufacturing progress related to long‑lead equipment we ordered in the fourth quarter of 2025 and we are continuing to follow, support and advance its progress and delivery to the Kellyton Graphite Plant.

Westwater continued to operate its R&D Lab and its qualification line at the Kellyton Graphite Plant during the first half of the year. Both the R&D Lab and qualification line support ongoing product development and optimization with potential customers and provide in-house quality control testing capabilities.

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

Since the inception of the Kellyton Graphite Plant, and inclusive of liabilities as of June 30, 2026, the Company has incurred costs of approximately $130 million associated with Phase I. The Company continued Phase I construction activities at a measured pace during the first half of 2026. With additional financing raised during 2025 and 2026, the Company has ordered certain long-lead equipment items to further advance Phase I in 2026.

The Company maintains its current cost estimate for Phase I of the Kellyton Graphite Plant of $245 million, of which approximately $115 million has not yet been incurred, this includes approximately $14.8 million related to contingency and potential cost estimates.  The contingency and escalation estimate was reduced as we received updated pricing.

Financing Update

In June and August 2025, the Company entered into the Securities Purchase Agreements pursuant to which the Company issued and sold in registered public offerings Convertible Notes in the aggregate principal amount of $10.0 million, which were convertible into shares of the Company’s Common Stock.  As discussed in Note 4, Convertible Notes, and Note 12, Subsequent Event, of the Interim Financial Statements, subsequent to the quarter ended June 30, 2026 the Company voluntarily redeemed the entire outstanding Convertible Notes for approximately $2.4 million in cash.

During the six months ended June 30, 2026, the Company continued to raise capital through its ATM Sales Agreement and sold 1.0 million shares of Common Stock for net proceeds of $1.2 million. Refer to Note 7, Stockholders’ Equity, of the Interim Financial Statements for further details.

We continue to work to advance our plan to secure the remaining financing needed to complete Phase I of the Kellyton Graphite Plant. Consistent with our prior communications, we are prioritizing non-dilutive and lower cost sources of capital where available, including evaluating potential government programs. In August of 2026, Westwater received approval from the Export-Import Bank of the United States (“EXIM”) for an approximately $25 million direct loan to support continued development of the Kellyton Graphite Plant.  The loan was approved under EXIM’s Make More in America Initiative (“MMIA”), which supports export-oriented domestic manufacturing projects that strengthen critical U.S. supply chains.

Closing a direct loan with EXIM is subject to the preparation, agreement, and execution of the definitive loan documentation, and satisfaction of customary closing conditions.  No assurance can be given that the Company will ultimately enter into a direct loan with EXIM.

Concurrent with our efforts to close a loan with EXIM, the Company and its advisors continue to pursue and evaluate additional potentially available government funding sources.

As we continue to secure additional financing to complete Phase I, we will manage expenditures in a prudent manner. There can be no assurance that we will obtain additional financing in amounts sufficient to meet our needs, or on terms acceptable to the Company, nor can there be assurance regarding the timing of any such financing.

Customer Engagement Update

During the six months ended June 30, 2026, Westwater provided product samples for evaluation and qualification to prospective customers in the electric vehicle, battery energy storage systems (“BESS”) and defense-related battery markets.

Westwater continues to respond to inquiries from prospective customers as they evaluate the impact of announced and potential changes to global trade and industrial policy, including tariffs, export restrictions, domestic content requirements, the Section 45X advanced manufacturing production tax credit, and related policy measures that may affect demand for domestic battery-grade natural graphite. Many of these prospective customers include large, global lithium-ion battery manufacturers and original equipment manufacturers (“OEMs”).

The global landscape for the U.S. supply of critical minerals, including natural graphite, continues to evolve. As previously announced, on March 31, 2026, SK On terminated the Procurement Agreement and on November 3, 2025, FCA terminated the Offtake Agreement.  The Company continues to explore additional offtake opportunities with other prospective customers and, as part of these efforts, has provided and expects to continue providing product samples to support customer evaluation and qualification processes.

RESULTS OF OPERATIONS

Summary

Consolidated net loss from operations for the three months ended June 30, 2026, was $4.3 million, or $0.03 per share, as compared with $3.9 million, or $0.05 per share for the same period in 2025. Consolidated net loss from operations for the six months ended June 30, 2026, was $9.0 million, or $0.07 per share, as compared with $6.5 million, or $0.09 per share for the same period in 2025. The increases in our consolidated net loss from operations for both periods were primarily due to costs associated with progressing the permitting of the Coosa Graphite Deposit, an increase in stock-based compensation expenses, and greater product development costs, partially offset by additional interest income. Additional detail regarding the drivers of these primary cost increases is provided below.

Product Development Expenses

Product development expenses for the three months ended June 30, 2026, increased approximately $0.1 million compared to the same period in 2025, primarily due to equipment maintenance and enhancements on our qualification line to continue to produce samples and develop active anode materials.

Product development expenses for the six months ended June 30, 2026, increased approximately $0.4 million compared to the same period in 2025. The increase was primarily the result of $0.2 million of equipment maintenance and enhancements on our qualification line, a $0.1 million write-off of deferred contract costs related to the previously announced termination of the Procurement Agreement, and $0.1 million more raw material inventory used in sample production.

Exploration Expenses

Exploration expenses for the three and six months ended June 30, 2026 increased $0.3 million and $0.6 million, respectively, compared to the same periods in 2025.  The increases were a result of permitting related activities performed during the first half of 2026 to advance the Coosa Graphite Deposit through early stage permitting. Those activities included completing collection of all baseline environmental, geochemical, cultural, and hydrologic data required to support permitting. All major water management structures needed for the initial mine development footprint and activities (process wastewater, treatment pond, freshwater makeup, and stormwater basin) were fully designed and certified. Additionally, the habitat assessment, the sediment basin designs, and laboratory geochemical testing for several drill holes were completed.  In addition, the Company filed the National Pollutant Discharge Elimination System with the ADEM.  On June 15, 2026, the Company submitted its Section 404 permit application to the USACE under the Clean Water Act and on June 26, 2026, the USACE issued the project's Public Notice, formally beginning the public review process.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2026, increased by $0.4 million, compared to the same period in 2025. The increase was primarily driven by $0.2 million of higher stock‑based compensation expenses, resulting from larger and more broadly distributed RSU awards granted in May 2025 and May 2026 compared to prior years, and a $0.2 million increase in services provided by third‑parties primarily related to the evaluation of government funding opportunities, investor relations, and legal services.

General and administrative expenses for the six months ended June 30, 2026, increased by $1.7 million, compared to the same period in 2025. The increase was primarily driven by $0.7 million of higher stock‑based compensation expenses, resulting from larger and more broadly distributed RSU awards granted in May 2025 and May 2026 compared to prior years and higher employer payroll taxes on equity awards that vested in the first quarter of 2026, a $0.5 million increase in services provided by third‑parties primarily related to the evaluation of government funding opportunities, investor relations, and legal services, a $0.3 million increase in office expenses primarily related to operating leases, maintenance of company assets, subscriptions, and training of employees in advance of operations, and $0.1 million of commission expense resulting from the termination of the Procurement Agreement.

Depreciation and Amortization

Depreciation and amortization for the three and six months ended June 30, 2026, was $0.2 million and $0.4 million, respectively, and remained relatively flat, as compared to the same period in 2025.

Other Income (Expense), net

Other income, net for the three months ended June 30, 2026, was $0.1 million, compared to other expense, net of $0.3 million for the same period in 2025. For the three months ended June 30, 2026, the Company recognized approximately $0.5 million less other expense related to changes in the fair values of the Convertible Notes and approximately $0.4 million more interest income as a result of a larger cash balance.  These increases in other income were partially offset by approximately $0.5 million more of other expense related to conversion losses on the B-1 Convertible Notes.

Other income, net for the six months ended June 30, 2026, was less than $0.1 million, compared to other expense, net of $0.3 million for the same period in 2025. For the six months ended June 30, 2026, the Company recognized approximately $1.2 million less other expense related to changes in the fair values of the Convertible Notes and approximately $0.7 million more interest income as a result of a larger cash balance.  These increases in other income were partially offset by approximately $1.6 million more of other expense related to conversion losses on the B-1 Convertible Notes.

FINANCIAL POSITION

Operating Activities

Net cash used in operating activities of $6.5 million for the six months ended June 30, 2026, represents an increase of $1.9 million compared to the same period in 2025. The increase was primarily due to $0.6 million of permitting activities at the Coosa Graphite Deposit, a $0.5 million increase in services provided by third-parties primarily related to evaluation of government funding opportunities, investor relations, and legal services, and a $0.3 million increase in office expenses primarily related to operating leases, maintenance items for the administration and warehouse buildings at Kellyton, subscriptions, and training of employees in advance of operations.  The remaining increase was largely attributable to working capital timing differences, primarily related to company-wide short-term incentive payments of $0.3 million, as prior year bonus payments were deferred over the second and third quarter in 2025, and payments associated with certain insurance programs of $0.2 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026, was $2.3 million, a decrease of $2.5 million as compared to the same period in 2025. For both periods, the investing activity represents construction capital expenditures as the Company continues a managed approach to construction activity while seeking financing to fund the remaining construction of Phase I of the Kellyton Graphite Plant. The cash used in investing for the prior year comparable period was slightly offset by cash received from sales of assets. See Note 3 Property, Plant and Equipment for further details.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2026, was $1.5 million, compared to net cash provided by financing activities of $11.9 million for the same period in 2025. The increase in net cash used was primarily attributable to $6.4 million lower net proceeds from the sale of shares of Common Stock under the ATM Sales Agreement and the 2024 Lincoln Park PA during the six months ended June 30, 2026 compared to the same period in 2025, $4.8 million of net cash proceeds received for the Series A-1 Convertible Notes issued in the second quarter of 2025, and $2.4 million higher withholding taxes related to net share settlements of equity awards that vested in the first quarter of 2026 compared to the same period in 2025.

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

During the six months ended June 30, 2026, and through the date that these Interim Financial Statements were issued, the Company continued construction activities related to the Kellyton Graphite Plant. We are progressing construction activities at the Kellyton Graphite Plant at a measured level as we continue to secure additional funding to complete the project. The Company’s construction-related contracts include termination provisions at the Company’s election that do not obligate the Company to make payments beyond what is incurred by the third-party service provider, including purchases of long lead equipment, through the date of such termination.

On June 30, 2026, the Company’s cash balance was approximately $38.2 million. During the six months ended June 30, 2026, the Company sold 1.0 million shares of Common Stock for net proceeds of $1.2 million pursuant to the ATM Sales Agreement. As of June 30, 2026, the Company had approximately $70.6 million remaining available for future sales under the ATM Sales Agreement and approximately $26.2 million remaining available for future sales under the 2024 Lincoln Park PA.  See Note 7, Stockholders’ Equity to the Interim Financial Statements for further details regarding the Company’s equity financing agreements.

While the Company has advanced its business plan and has been successful in the past raising funds through equity and debt financings, as well as through the sale of non-core assets, no assurance can be given that additional financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company. Recent volatility in the equity and debt capital markets, higher interest rates, inflation, electric vehicle production and adoption rates, uncertain economic conditions and regulatory policy and enforcement, tariff policy and import/export restrictions, and unstable geopolitical conditions, could significantly impact the Company’s ability to access the necessary funding to advance its business plan. The Company’s ability to raise additional funds under the ATM Sales Agreement and the 2024 Lincoln Park PA may be limited by the Company’s market capitalization, share price and trading volume and the extension or replacement of the 2024 Lincoln Park PA, which expires in October 2026.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended June 30, 2026, that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

3.3

Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated May 22, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 22, 2026).

3.4	Amended and Restated Bylaws of the Company, as amended March 18, 2024 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).

10.1	Amendment to the Westwater Resources, Inc. 2022 Employment Inducement Incentive Award Plan (incorporated by reference 99.3 to the Company’s Registration Statement on Form S-8 filed July 2, 2026).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTWATER RESOURCES, INC.

Dated: August 10, 2026	By:	/s/ Frank Bakker
Frank Bakker
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 10, 2026	By:	/s/ Steven M. Cates
Steven M. Cates
Chief Financial Officer and Senior Vice President - Finance (Principal Financial Officer and Principal Accounting Officer)