Form 10-Q
period 2026-09-30
WESTWATER RESOURCES, INC.
filed 2026-11-12
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	131,374,682 as of November 12, 2026

WESTWATER RESOURCES, INC.

DEFINITIONS

When used in this Form 10-Q, the following terms have the meaning indicated.

Term	Meaning
Annual Report	Westwater Resources, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025.
ASU	FASB Accounting Standards Update.
ATM Sales Agreement	At The Market Offering Agreement between Westwater Resources and H.C. Wainwright & Co., LLC dated August 30, 2024.
August Securities Purchase Agreement	Securities Purchase Agreement dated August 7, 2025, between Westwater Resources and certain institutional investors.
Board	The Board of Directors of Westwater Resources, Inc.
Common Stock	Common stock of the Company, $0.001 par value per share.
Convertible Notes	Together, the Series A-1 Convertible Notes and the Series B-1 Convertible Notes.
Coosa Graphite Deposit	The Company’s graphite mineral deposit located near Rockford, Alabama.
CSPG	Coated spherical purified graphite.
EU Critical Raw Materials List	The list of raw materials that are crucial to the economy of the European Union published by the European Commission.
FASB	The Financial Accounting Standards Board.
FCA	FCA US LLC, an automobile manufacturer and part of the Stellantis group of companies.
graphite

A naturally occurring carbon material with electrical properties that enhance the performance of electrical storage batteries, listed on the U.S. Critical Minerals List and the EU Critical Raw Materials List.

H.C. Wainwright	H.C. Wainwright & Co., LLC.
Inducement Plan

The 2022 Employment Inducement Incentive Award Plan, as amended. The Inducement Plan provides for the grant of equity-based awards, including restricted stock units, restricted stock, performance shares and performance units on terms substantially similar to the Company’s 2013 Omnibus Incentive Plan.

June Securities Purchase Agreement	Securities Purchase Agreement dated June 13, 2025, between Westwater Resources and certain institutional investors.
Kellyton Graphite Plant	The Company’s planned battery-grade graphite processing facility near Kellyton, Alabama.
Lincoln Park	Lincoln Park Capital Fund, LLC, an Illinois limited liability company.
NYSE American	NYSE American LLC.
Offtake Agreement	Binding Offtake Agreement with FCA US LLC dated July 17, 2024, and terminated on November 3, 2025.
Procurement Agreement	Products Procurement Agreement with SK On dated February 4, 2024, and terminated on March 31, 2026.
R&D Lab	Research and development laboratory.
RSUs	Restricted stock units.

SEC	U.S. Securities and Exchange Commission.
Securities Purchase Agreements	Together, the August Securities Purchase Agreement and June Securities Purchase Agreement.
Series A-1 Convertible Notes

On June 13, 2025, Westwater Resources, Inc. entered into the June Securities Purchase Agreement pursuant to which it issued the Series A-1 Senior Convertible Notes in the aggregate principal amount of $5,000,000, and upon the satisfaction of certain conditions set forth in the Convertible Notes, the Company voluntarily redeemed the entire outstanding balance in cash on July 16, 2026.

Series B-1 Convertible Notes

On August 7, 2025, Westwater Resources, Inc. entered into the August Securities Purchase Agreement pursuant to which it issued the Series B-1 Senior Convertible Notes in the aggregate principal amount of $5,000,000, and upon the satisfaction of certain conditions set forth in the Convertible Notes, the Company voluntarily redeemed the entire outstanding balance in cash on July 16, 2026.

SK On	SK On Co., Ltd., an electric vehicle battery developer, manufacturer, and solutions provider, supplying electric vehicle batteries to Ford, Hyundai, Volkswagen and others.
spot price	The price at which a mineral commodity may be purchased for delivery within one year.
U.S.	The United States of America.
U.S. Critical Minerals List	The list of critical minerals that are crucial to the economy of the United States of America published by the Department of the Interior.
U.S. GAAP	Generally accepted accounting principles in the United States.
vanadium	A transition metal used as a strengthening alloy in steelmaking, and in certain types of batteries, listed on the U.S. Critical Minerals List.
Westwater Resources	Westwater Resources, Inc.
2013 Plan	Westwater Resources, Inc. 2013 Omnibus Incentive Plan, as amended.
2024 Lincoln Park PA	Purchase Agreement dated as of August 30, 2024, between Westwater Resources and Lincoln Park Capital Fund, LLC, which expired by its terms on November 1, 2026.
2024 Lincoln Park Registration Rights Agreement	Registration Rights Agreement dated as of August 30, 2024, between Westwater Resources and Lincoln Park Capital Fund, LLC.
2026 Lincoln Park PA	Purchase Agreement dated as of November 10, 2026, between Westwater Resources and Lincoln Park Capital Fund, LLC.
2026 Lincoln Park Registration Rights Agreement	Registration Rights Agreement dated as of November 10, 2026, between Westwater Resources and Lincoln Park Capital Fund, LLC.

USE OF NAMES

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “WWR,” “Westwater,” “Westwater Resources,” “Westwater Graphite”, or the “Company” refer to Westwater Resources, Inc. and all its subsidiaries.

CURRENCY

The accounts of the Company are maintained in U.S. dollars. All dollar amounts referenced in this Quarterly Report on Form 10-Q and the condensed consolidated financial statements are stated in U.S. dollars.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands of dollars, except share amounts)

(unaudited)

	September 30,	December 31,
	2026	2025
ASSETS

Current Assets:
Cash and cash equivalents	$29,193	$48,576
Prepaid and other current assets	624	294
Total Current Assets	29,817	48,870

Property, plant and equipment, at cost:
Property, plant and equipment	152,658	144,646
Less: Accumulated depreciation	(2,024)	(1,453)
Net property, plant and equipment	150,634	143,193
Other long-term assets	3,296	2,470
Total Assets	$183,747	$194,533

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$5,099	$3,989
Series A-1 Convertible Notes	—	1,848
Series B-1 Convertible Notes	—	4,125
Accrued liabilities	1,581	1,660
Total Current Liabilities	6,680	11,622

Other long-term liabilities	1,747	1,382
Total Liabilities	8,427	13,004

Commitments and Contingencies (see Note 11)

Stockholders’ Equity:
Common Stock, 400,000,000 shares authorized, $0.001 par value
Issued shares - 130,774,843 and 117,989,625, respectively
Outstanding shares - 130,774,682 and 117,989,464, respectively	131	118
Paid-in capital	589,849	582,681
Accumulated deficit	(414,402)	(401,012)
Less: Treasury stock (161 shares), at cost	(258)	(258)
Total Stockholders’ Equity	175,320	181,529

Total Liabilities and Stockholders’ Equity	$183,747	$194,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in thousands of dollars, except share and per share amounts)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating Expenses:
Product development expenses	$(251)	$(370)	$(1,155)	$(827)
Exploration expenses	(203)	(2)	(810)	(12)
General and administrative expenses	(3,938)	(3,451)	(11,037)	(8,878)
Mineral property expenses	(13)	(13)	(23)	(23)
Depreciation and amortization	(194)	(244)	(576)	(550)
Total operating expenses	(4,599)	(4,080)	(13,601)	(10,290)

Non-Operating Income (Expense):
Series A-1 Convertible Notes	(98)	(4,310)	62	(4,310)
Series B-1 Convertible Notes	(32)	(1,514)	(895)	(1,514)
Other income (expense), net	329	68	1,044	(267)
Total other income (expense), net	199	(5,756)	211	(6,091)

Net Loss	$(4,400)	$(9,836)	$(13,390)	$(16,381)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.12)	$(0.11)	$(0.21)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	129,588,820	85,365,377	126,371,608	76,486,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in thousands of dollars)

(unaudited)

	For the Nine Months Ended
	September 30,
	2026	2025
Operating Activities:
Net loss	$(13,390)	$(16,381)
Reconciliation of net loss to cash used in operations:
Non-cash lease expense	252	99
Depreciation and amortization	576	550
Stock compensation expense	3,015	2,404
Series A-1 Convertible Notes	(62)	4,310
Series B-1 Convertible Notes	895	1,514
Deferred contract costs write-off	259	—
Reduction in debt issuance costs	103	—
Effect of changes in operating working capital items:
Other long-term assets	(964)	(477)
Prepaids and other current assets	(330)	90
Payables and accrued liabilities	1,014	(42)
Net Cash Used In Operating Activities	(8,632)	(7,933)

Investing Activities:
Capital expenditures	(8,107)	(6,241)
Proceeds from sale of assets	—	257
Net Cash Used In Investing Activities	(8,107)	(5,984)

Financing Activities:
Issuance of Common Stock, net of issuance costs	2,459	13,350
Proceeds from Series A-1 Convertible Notes	—	5,000
Proceeds from Series B-1 Convertible Notes	—	5,000
Payment of Series A-1 Convertible Notes issuance costs	—	(304)
Payment of debt issuance costs	—	(139)
Redemption of Series A-1 Convertible Notes	(1,785)	—
Redemption of Series B-1 Convertible Notes	(582)	—
Payment of minimum withholding taxes on net share settlements of equity awards	(2,731)	(351)
Payments on finance lease liabilities	(5)	(4)
Net Cash (Used In) Provided By Financing Activities	(2,644)	22,552

Net (decrease) increase in Cash and Cash Equivalents	(19,383)	8,635
Cash and Cash Equivalents, Beginning of Period	48,576	4,272
Cash and Cash Equivalents, End of Period	$29,193	$12,907

Supplemental Cash Flow Information
Non-cash right-of-use asset obtained in exchange for operating lease liability	378	—
Accrued capital expenditures (at end of period)	922	3,293
Common Stock issued for Series A-1 Convertible Notes	—	3,576
Common Stock issued for Series B-1 Convertible Notes	4,438	2,304
Accrued debt issuance costs (at end of period)	128	1,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(expressed in thousands of dollars, except share amounts)

(unaudited)

Nine months ended September 30, 2026	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances, December 31, 2025	117,989,625	$118	$582,681	$(401,012)	$(258)	$181,529
Net loss	—	—	—	(13,390)	—	(13,390)
Common Stock issued, net of issuance costs	3,207,181	3	2,456	—	—	2,459
Common Stock issued for Series B-1 Convertible Notes	5,356,781	6	4,432	—	—	4,438
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	4,221,256	4	3,011	—	—	3,015
Minimum withholding taxes on net share settlements of equity awards	—	—	(2,731)	—	—	(2,731)
Balances, September 30, 2026	130,774,843	$131	$589,849	$(414,402)	$(258)	$175,320

Three months ended September 30, 2026

Balances, June 30, 2026	128,564,994	$129	$587,161	$(410,002)	$(258)	$177,030
Net loss	—	—	—	(4,400)	—	(4,400)
Common Stock issued, net of issuance costs	2,203,314	2	1,266	—	—	1,268
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	6,535	—	1,422	—	—	1,422
Balances, September 30, 2026	130,774,843	$131	$589,849	$(414,402)	$(258)	$175,320

Nine months ended September 30, 2025	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances, December 31, 2024	64,830,081	$65	$507,001	$(373,686)	$(258)	$133,122
Net loss	—	—	—	(16,381)	—	(16,381)
Common Stock issued, net of issuance costs	18,956,011	19	13,331	—	—	13,350
Common Stock issued for Series A-1 Convertible Notes	3,695,010	4	3,572	—	—	3,576
Common Stock issued for Series B-1 Convertible Notes	3,112,943	3	2,301	—		2,304
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	1,350,374	1	2,403	—	—	2,404
Minimum withholding taxes on net share settlements of equity awards	—	—	(351)	—	—	(351)
Balances, September 30, 2025	91,944,419	$92	$528,257	$(390,067)	$(258)	$138,024

Three months ended September 30, 2025

Balances, June 30, 2025	78,439,226	$78	$515,181	$(380,231)	$(258)	$134,770
Net loss	—	—	—	(9,836)	—	(9,836)
Common Stock issued, net of issuance costs	6,697,240	7	5,731	—	—	5,738
Common Stock issued for Series A-1 Convertible Notes	3,695,010	4	3,572	—	—	3,576
Common Stock issued for Series B-1 Convertible Notes	3,112,943	3	2,301			2,304
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	—	—	1,472	—	—	1,472
Balances, September 30, 2025	91,944,419	$92	$528,257	$(390,067)	$(258)	$138,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and the accompanying notes (the “Interim Financial Statements”) for Westwater Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying Interim Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report. The Interim Financial Statements are unaudited. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2026.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income— Expense Disaggregation Disclosures (Subtopic 220-40)” (“ASU 2024-03”). ASU 2024-03 improves financial reporting by requiring companies to disclose additional information about certain expenses in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this guidance on its Consolidated Financial Statements.

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

During the quarter ended September 30, 2026, and through the date that these Interim Financial Statements were issued, the Company continued construction activities related to the Kellyton Graphite Plant. We are progressing construction activities at the Kellyton Graphite Plant at a measured level as we continue to secure additional funding to complete the project.  The Company’s construction-related contracts include termination provisions at the Company’s election that do not obligate the Company to make payments beyond what is incurred by the third-party service provider, including purchases of long lead equipment, through the date of such termination.

On September 30, 2026, the Company’s cash balance was approximately $29.2 million. During the nine months ended September 30, 2026, the Company sold 3.2 million shares of Common Stock for net proceeds of $2.5 million pursuant to the ATM Sales Agreement. As of September 30, 2026, the Company had approximately $69.5 million remaining available for future sales under the ATM Sales Agreement. See Note 8, Stockholders’ Equity for further details regarding the Company’s equity financing agreements.

While the Company has advanced its business plan and has been successful in the past raising funds through equity and debt financings, as well as through the sale of non-core assets, no assurance can be given that additional financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company. Recent volatility in the equity and debt capital markets, higher interest rates, inflation, electric vehicle production and adoption rates, uncertain economic conditions and regulatory policy and enforcement, tariff policy and import/export restrictions, and unstable geopolitical conditions, could significantly impact the Company’s ability to access the necessary funding to advance its business plan. The Company’s ability to raise additional funds under the ATM Sales Agreement and the 2026 Lincoln Park PA may be limited by the Company’s market capitalization, share price and trading volume. See Note 13, Subsequent Events for details on the 2026 Lincoln Park PA.

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

As we continue to secure additional financing to complete Phase I, we plan to manage expenditures in a prudent manner. There can be no assurance that we will obtain additional financing in amounts sufficient to meet our needs, or on terms acceptable to the Company, nor can there be assurance regarding the timing of any such financing.

Management believes the Company’s current cash balance is sufficient to fund its working capital and planned non-discretionary capital expenditures beyond a year after the date that these Interim Financial Statements were issued.

3. PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2026, and December 31, 2025, the Company had the following components within the “Property, plant and equipment” line item on the Condensed Consolidated Balance Sheets:

	Net Book Value of Property, Plant and Equipment at September 30, 2026
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Buildings	3,032	—	3,032
Other property, plant and equipment	3,881	7	3,888
Construction in progress	134,742	—	134,742
Total	$150,627	$7	$150,634

	Net Book Value of Property, Plant and Equipment at December 31, 2025
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Buildings	3,122	—	3,122
Other property, plant and equipment	4,360	10	4,370
Construction in progress	126,729	—	126,729
Total	$143,183	$10	$143,193

Construction in Progress

Construction in progress represents assets that are not ready for service or are in the construction stage. Assets are depreciated based on the estimated useful life of the asset once it is placed in service.

Impairment of Property, Plant and Equipment

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. For the nine months ended September 30, 2026, no events or changes in circumstances are believed to have impacted recoverability of the Company’s long-lived assets. Accordingly, it was determined that no interim impairment was necessary.  As discussed in Note 2 Liquidity, if the Company is required to abandon construction and development or alter its intended long-term plans related to the Kellyton Graphite Plant, the Company could be required to evaluate the recoverability of its long-lived assets.

4. LEASES

The Company’s lease portfolio consists of an operating lease for the corporate office (the “office lease”) and other small operating and finance leases for equipment in the Alabama office. The Company entered into a new office lease that commenced in July 2026. The office lease includes an option to extend the lease term, subject to approval by both parties. As of September 30, 2026, the Company was not reasonably certain to exercise any renewal or termination options. Lease payments under the office lease include the Company’s proportionate share of the building’s operating expenses and property taxes. These amounts represent non-lease components and are excluded from the measurement of the right-of-use asset and lease liability. Instead, these amounts are recognized as variable lease expense in the period in which they are incurred.

The right-of-use assets represent the Company’s right to use underlying assets for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments to be made over the lease term. The office lease right-of-use asset is recorded in “Other long-term assets,” the current portion of the related lease liability is included in “Accrued liabilities,” and the noncurrent portion is included in “Other long-term liabilities” in the Condensed Consolidated Balance Sheets as of September 30, 2026. The Company uses the discount rate implicit in the lease, when readily determinable, or otherwise uses its incremental borrowing rate at the lease commencement date.

The components of lease cost are as follows:

	For the Nine Months Ended
	September 30,
(thousands of dollars)	2026	2025
Operating lease cost	$277	$112
Finance lease cost
Amortization of right-of-use assets	4	4
Total finance lease cost	4	4

Variable lease costs	26	28

Short-term lease costs	37	233

Lease cost	$344	$377

Supplemental cash flow information related to the Company’s leases is as follows:

	For the Nine Months Ended
	September 30,
(thousands of dollars)	2026	2025
Cash paid for amounts included in lease liabilities:
Operating cash flows from operating leases	$245	$99
Financing cash flows from finance leases	$4	$6

Weighted-average remaining lease term and discount rate for the Company’s leases is as follows:

	Operating Leases	Finance Leases
Weighted average remaining lease term (in years)	4.8	0.8

Weighted average discount rate	12.3%	3.0%

Maturities of lease liabilities for the Company’s leases are as follows:

Lease Payments by Year
(in thousands)	Operating Leases	Finance Leases
2026 (remaining)	68	2
2027	109	3
2028	109	—
2029	112	—
2030	115	—
2031	109	—
Total lease payments	622	5
Less imputed interest	(154)	—
Total	$468	$5

As of September 30, 2026, the Company has $0.4 million in right-of-use assets and $0.5 million in related lease liabilities, of which $0.1 million is current. The Company’s most significant operating lease is for its corporate office in Greenwood Village, Colorado, and has $0.6 million remaining undiscounted cash payments through the end of the lease term in 2031.

As of September 30, 2026, the Company has entered into certain equipment leases that have not yet commenced. The leased equipment will be used at the Kellyton Graphite Plant, and each lease has a five-year term. The Company expects the leases to commence when it takes possession of the equipment and begins operations. The net present value of the future lease payments under these leases is approximately $1.2 million.

5. CONVERTIBLE NOTES

In June and August 2025, the Company issued and sold to certain institutional investors Convertible Notes with an aggregate principal amount of $10.0 million pursuant to registered direct offerings under the Company’s shelf registration statement on Form S-3.

The Company elected the Fair Value Option for the Convertible Notes (see Note 6, Fair Value Measurements for more details).

For the three and nine months ended September 30, 2026 and 2025, the Company recognized the following components within “Non-Operating Income (Expenses)” on the Condensed Consolidated Statements of Operations as the losses were unrelated to instrument-specific credit risk.

	For the Three Months Ended		For the Nine Months Ended
(thousands of dollars)	September 30, 2026		September 30, 2026
Other (expense) income:	Series A-1	Series B-1	Series A-1	Series B-1
Conversion loss	—	—	—	(1,578)
Fair value adjustment	—	—	160	715
Extinguishment loss	(98)	(32)	(98)	(32)
Total other (expense) income	$(98)	$(32)	$62	$(895)

	For the Three Months Ended		For the Nine Months Ended
(thousands of dollars)	September 30, 2025		September 30, 2025
Other expense:	Series A-1	Series B-1	Series A-1	Series B-1
Conversion loss	(1,895)	(604)	(1,895)	(604)
Fair value adjustment	(2,415)	(910)	(2,415)	(910)
Total other expense	$(4,310)	$(1,514)	$(4,310)	$(1,514)

During July 2026, and upon the satisfaction of certain conditions set forth in the Convertible Notes, the Company voluntarily redeemed the entire outstanding Convertible Notes for approximately $2.4 million in cash. As of September 30, 2026, no Convertible Notes remained outstanding.

6. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2026, and December 31, 2025. In accordance with U.S. GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying amounts of certain financial instruments, including cash, accounts payable, and accrued liabilities approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following tables.

	September 30, 2026
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current assets
Cash equivalent:
Money market account	$29,028	$—	$—	$29,028
Total current assets recorded at fair value	$29,028	$—	$—	$29,028

	December 31, 2025
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current assets
Cash equivalent:
Money market account	$48,395	$—	$—	$48,395
Current liabilities
Series A-1 Convertible Notes	—	—	(1,848)	(1,848)
Series B-1 Convertible Notes	—	—	(4,125)	(4,125)
Total current assets (liabilities), net recorded at fair value	$48,395	$—	$(5,973)	$42,422

The fair value of the Convertible Notes is considered Level 3 as the Company considers unobservable inputs related to the probability of the occurrence of certain contingent conversion and redemption features in its determination of fair value, and unobservable inputs related to potential changes in the Company’s future stock prices based on a binomial lattice pricing model.

As noted above, the Convertible Notes were redeemed in full during July 2026 resulting in a zero balance at September 30, 2026. The estimated fair value of the Convertible Notes as of December 31, 2025, were computed using the following assumptions:

	December 31, 2025
	Series A-1 Convertible Notes	Series B-1 Convertible Notes
Expected volatility	104.2%	99.6%
Expected dividend rate	—	—
Risk-free interest rate	3.48%	3.47%

The Company did not make any transfers into or out of Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2026 and 2025.

The net carrying amounts of the liability for the three and nine months ended September 30, 2026, are summarized as follows:

Nine months ended September 30, 2026

	Balances,		Change in		Balances,
(thousands of dollars)	December 31, 2025	Conversions	Fair Value	Redemption	September 30, 2026
Series A-1 Convertible Notes	$(1,848)	$—	$160	$1,688	$—
Series B-1 Convertible Notes	(4,125)	2,860	715	550	—
Total	$(5,973)	$2,860	$875	$2,238	$—

Three months ended September 30, 2026

	Balances,		Change in		Balances,
(thousands of dollars)	June 30, 2026	Conversions	Fair Value	Redemption	September 30, 2026
Series A-1 Convertible Notes	$(1,688)	$—	$—	$1,688	$—
Series B-1 Convertible Notes	(550)	—	—	550	—
Total	$(2,238)	$—	$—	$2,238	$—

During the nine months ended September 30, 2026, the Company issued approximately 5.4 million shares of the Company’s Common Stock to settle approximately $2.9 million of the net carrying amount related to the Convertible Notes.

7. ACCRUED LIABILITIES

As of September 30, 2026, and December 31, 2025, the Company had the following components within the “Accrued liabilities” line item on the Condensed Consolidated Balance Sheets:

	September 30,	December 31,
(thousands of dollars)	2026	2025
Accrued liabilities:
Accrued compensation	$1,026	$986
Liabilities related to Company insurance	153	55
Accrued legal fees	—	104
Current portion of lease liabilities	104	309
Other accrued liabilities	298	206
Total accrued liabilities	$1,581	$1,660

8. STOCKHOLDERS’ EQUITY

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

During the three and nine months ended September 30, 2026, the Company sold approximately 2.2 million and 3.2 million shares of Common Stock for net proceeds of approximately $1.3 million and $2.5 million, respectively, pursuant to the ATM Sales Agreement.

During the three and nine months ended September 30, 2025, the Company sold approximately 6.7 million and 13.8 million shares of Common Stock for net proceeds of approximately $5.7 million and $10.1 million, respectively, pursuant to the ATM Sales Agreement.

As of September 30, 2026, the Company had approximately $69.5 million remaining available for future sales under the ATM Sales Agreement.

August 2024 Purchase Agreement with Lincoln Park Capital Fund, LLC

On August 30, 2024, the Company entered into the 2024 Lincoln Park PA and the 2024 Lincoln Park Registration Rights Agreement, pursuant to which Lincoln Park committed to purchase up to $30.0 million of the Company’s Common Stock.

Under the terms and subject to the conditions of the 2024 Lincoln Park PA, the Company had the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park was obligated to purchase, up to $30.0 million of the Company’s Common Stock over a 24-month period commencing on October 18, 2024.

There were no sales of Common Stock pursuant to the 2024 Lincoln Park PA for the three and nine months ended September 30, 2026.

During the nine months ended September 30, 2025, the Company sold approximately 5.1 million shares of Common Stock for net proceeds of approximately $3.2 million, pursuant to the 2024 Lincoln Park PA. There were no sales of Common Stock for the three months ended September 30, 2025, pursuant to the 2024 Lincoln Park PA.

The 2024 Lincoln Park PA expired by its terms on November 1, 2026. On November 10, 2026, the Company entered into the 2026 Lincoln Park PA and the 2026 Lincoln Park Registration Rights Agreement. See Note 13, Subsequent Events for further details.

9. STOCK-BASED COMPENSATION

The Company’s stockholders approved amendments to the 2013 Plan to increase the authorized number of shares of Common Stock available and reserved for issuance under the 2013 Plan by 20,000,000 shares on May 27, 2025, and an additional 6,100,000 shares on May 22, 2026.

Under the 2013 Plan, the Company may grant awards of stock options, stock appreciation rights, restricted stock awards, RSUs, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to eligible persons. Equity awards under the 2013 Plan are granted from time to time at the discretion of the Compensation Committee of the Board (the “Committee”), with vesting periods and other terms as determined by the Committee, subject to any limitations in the 2013 Plan. The 2013 Plan is administered by the Committee, which can delegate the administration to the chief executive officer or to such other officers of the Company as designated by the Committee and permitted by the 2013 Plan. In addition, the Board has reserved the right to exercise administrative authority under the 2013 Plan, as it determines. As of September 30, 2026, 775,785 shares were available for future issuances under the 2013 Plan.

The Inducement Plan provides for the grant of equity-based awards, including RSUs, restricted stock, performance shares and performance units. Under the Inducement Plan, the Company may grant equity awards for the sole purpose of recruiting and hiring new employees. The Board approved an amendment to the Inducement Plan to increase the authorized number of shares of Common Stock available and reserved for issuance under the Inducement Plan by 385,571 shares on May 22, 2026. As of September 30, 2026, 500,000 shares of Common Stock were available for future issuances under the Inducement Plan. See Note 13, Subsequent Events for information regarding an amendment to the Inducement Plan and a related inducement award approved after September 30, 2026.

For the three and nine months ended September 30, 2026, the Company recorded stock-based compensation expense of approximately $1.4 million and $3.0 million, respectively. For the three and nine months ended September 30, 2025, the Company recorded stock-based compensation expense of approximately $1.5 million and $2.4 million, respectively. Stock compensation expense is recorded in the “General and administrative expenses” line item within the Condensed Consolidated Statements of Operations.

Stock Options

The following table summarizes stock options outstanding for the nine months ended September 30, 2026 and 2025:

	September 30, 2026		September 30, 2025
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Stock options outstanding at beginning of period	424,826	$2.66	649,345	$1.91
Granted	—	—	16,390	0.48
Stock options outstanding at end of period	424,826	2.66	665,735	1.88
Stock options exercisable at end of period	424,826	$2.66	665,735	$1.88

All options outstanding for the nine months ended September 30, 2026, were issued and vested under the 2013 Plan. The weighted average remaining term for stock options outstanding as of September 30, 2026, is approximately 5.0 years.

As of September 30, 2026, the Company had no unrecognized compensation costs related to non-vested stock options.

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2026 and 2025:

	September 30, 2026		September 30, 2025
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	RSUs	Fair Value	RSUs	Fair Value
Unvested RSUs at beginning of period	22,223,915	$0.49	4,090,639	$0.60
Granted	10,002,780	0.57	20,101,991	0.48
Forfeited/Expired	(2,427,390)	0.51	(142,139)	0.92
Vested	(5,227,615)	0.50	(1,826,582)	0.51
Unvested RSUs at end of period	24,571,690	$0.52	22,223,909	$0.49

Forfeited/Expired shares are those RSU awards that either were forfeited by the holder, or RSU awards that did not vest due to certain vesting criteria not being met.  The increase in RSU activity as of September 30, 2026 as compared to September 30, 2025, is due to the larger and more broadly distributed RSU awards granted in May 2025 and May 2026 compared to prior years.

As of September 30, 2026, the Company had approximately $3.6 million of unrecognized compensation costs related to non-vested RSUs that will be recognized over a period of approximately 2.3 years.

10. EARNINGS PER SHARE

Basic and diluted loss per common share have been calculated based on the weighted-average shares outstanding during the period. Additionally, 24,996,516 potentially dilutive shares, comprised of unvested RSUs and outstanding stock options at the end of the period, were excluded from the calculation of earnings per share because the effect on the basic loss per share would be anti-dilutive, as the Company had a net loss for the three and nine months ended September 30, 2026.

11. COMMITMENTS AND CONTINGENCIES

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

12. SEGMENT REPORTING

The Company has one reporting segment, the “battery-grade graphite business” segment and the Company’s chief operating decision maker (“CODM”) is the President & Chief Executive Officer. Graphite extraction and processing are regulated by federal and state governments and subject to change. Compliance with regulations has a material effect on the economics of our operations and the timing of project development. Our primary regulatory costs have been, and are expected to continue to relate to, obtaining licenses and operating permits from federal and state agencies before the commencement of production activities, as well as continuing compliance with licenses and permits once they have been issued.

The battery-grade graphite business segment consists of the Kellyton Graphite Plant and the Coosa Graphite Deposit, both of which are at a pre-revenue stage and located in Coosa County, Alabama.

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

Coosa Graphite Deposit:

Westwater currently purchases graphite flake concentrate for the Kellyton Graphite Plant under a supply contract with Syrah Resources Limited. In 2025, the Company also entered into a contract with a non-Foreign Entity Concern backup feedstock supplier. Westwater expects to continue to purchase graphite concentrate from Syrah Resources Limited and/or other sources for the Kellyton Graphite Plant until the Coosa Graphite Deposit is developed and in operation. Westwater believes its current contracts with Syrah Resources Limited and the backup feedstock supplier provide adequate feedstock supply until then, and believes that the backup supplier reduces dependency, mitigates risk and helps ensure supply chain continuity. Currently, the Coosa Graphite Deposit is undergoing evaluation and development to support future mining operations, with multiple permit applications submitted and technical and environmental studies conducted since 2025. The Coosa Graphite Deposit is being evaluated and developed as a potential in-house source of graphite feedstock for the Kellyton Graphite Plant and will provide in-house quality assurance and quality control for raw-material inputs.

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

The following table summarizes segment assets as of September 30, 2026, and December 31, 2025:

	September 30,	December 31,
(thousands of dollars)	2026	2025
Assets:
Battery-grade graphite business segment assets	$153,485	$145,561
Corporate and other assets	30,262	48,972
Consolidated total assets	$183,747	$194,533

Expenditures for long-lived assets for the battery-grade graphite business segment for the three and nine months ended September 30, 2026, were approximately $5.8 million and $8.1 million, respectively.

The following tables summarize segment profit or loss and significant segment expenses for the three and nine months ended September 30, 2026 and 2025:

Three months ended
	September 30, 2026
(thousands of dollars)	Battery-grade Graphite Segment	Corporate and Other	Consolidated Statements of Operations
Other income, net	$91	$108	$199
Less:
Product development expenses	251	—	251
Exploration expenses	203	—	203
General and administrative expenses	930	3,008	3,938
Mineral property	13	—	13
Depreciation and amortization	193	1	194
Net loss	$(1,499)	$(2,901)	$(4,400)

	September 30, 2025
(thousands of dollars)	Battery-grade Graphite Segment	Corporate and Other	Consolidated Statements of Operations
Other income (expense), net	$22	$(5,778)	$(5,756)
Less:
Product development expenses	370	—	370
Exploration expenses	2	—	2
General and administrative expenses	855	2,596	3,451
Mineral property	13	—	13
Depreciation and amortization	243	1	244
Net loss	$(1,461)	$(8,375)	$(9,836)

Nine months ended
	September 30, 2026
(thousands of dollars)	Battery-grade Graphite Segment	Corporate and Other	Consolidated Statements of Operations
Other income, net	$47	$164	$211
Less:
Product development expenses	1,155	—	1,155
Exploration expenses	810	—	810
General and administrative expenses	2,917	8,120	11,037
Mineral property	23	—	23
Depreciation and amortization	572	4	576
Net loss	$(5,430)	$(7,960)	$(13,390)

	September 30, 2025
(thousands of dollars)	Battery-grade Graphite Segment	Corporate and Other	Consolidated Statements of Operations
Other expense, net	$(296)	$(5,795)	$(6,091)
Less:
Product development expenses	827	—	827
Exploration expenses	12	—	12
General and administrative expenses	1,912	6,966	8,878
Mineral property	23	—	23
Depreciation and amortization	547	3	550
Net loss	$(3,617)	$(12,764)	$(16,381)

13. SUBSEQUENT EVENTS

2026 Lincoln Park Capital Committed Equity Financing

On November 10, 2026, Westwater Resources, Inc. entered into the 2026 Lincoln Park PA and the 2026 Lincoln Park Registration Rights Agreement, pursuant to which Lincoln Park has committed to purchase up to $50.0 million of the Company’s Common Stock, subject to the conditions and limitations contained in the 2026 Lincoln Park PA. As of the date of this report, the Company had not commenced sales under the 2026 Lincoln Park PA.

Under the terms and subject to the conditions of the 2026 Lincoln Park PA, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $50.0 million of the Company’s Common Stock. Sales of Common Stock by the Company, if any, will be subject to certain limitations contained in the 2026 Lincoln Park PA, and may occur from time to time, at the Company’s sole discretion from and after the Commencement Date (as defined below) until the first day of the month immediately following the 24-month anniversary of the Commencement Date, unless the 2026 Lincoln Park PA is earlier terminated in accordance with its terms. The Company’s right to commence sales is subject to the satisfaction of certain conditions set forth in the 2026 Lincoln Park PA, including that a registration statement covering the resale of the shares of Common Stock that may be issued under the 2026 Lincoln Park PA, which the Company agreed to file with the SEC pursuant to the 2026 Lincoln Park Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed (such date on which all of such conditions are satisfied, the “Commencement Date”).

After the Commencement Date, under the 2026 Lincoln Park PA, the Company may direct Lincoln Park to purchase up to 200,000 shares of Common Stock on any business day (each, a “Regular Purchase”), provided that the closing sale price of the Common Stock on the applicable purchase date is not less than $0.10 (as adjusted pursuant to the 2026 Lincoln Park PA) and the other conditions set forth in the 2026 Lincoln Park PA are satisfied. The number of shares that may be purchased in a Regular Purchase may be increased to up to 300,000 shares, provided that the closing sale price of the Common Stock is not below $0.50 on the purchase date, up to 400,000 shares, provided that the closing sale price of the Common Stock is not below $0.75 on the purchase date, and up to 500,000 shares, provided that the closing sale price of the Common Stock is not below $1.00 on the purchase date. In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. The foregoing share limits are subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction as provided in the 2026 Lincoln Park PA, including, in certain circumstances, to permit a Regular Purchase having an aggregate purchase price of approximately $100,000. The purchase price per share for each Regular Purchase will be based on an agreed-upon fixed discount to the prevailing market prices of the Company’s Common Stock immediately preceding the time of sale. In addition to Regular Purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or additional accelerated purchases at such times and subject to the limitations set forth in the 2026 Lincoln Park PA.

Under applicable rules of the NYSE American, in no event may the Company issue or sell to Lincoln Park under the 2026 Lincoln Park PA any shares of its Common Stock to the extent the issuance of such shares of Common Stock, when aggregated with all other shares of Common Stock issued pursuant to the 2026 Lincoln Park PA (including the 600,000 commitment shares described below), would cause the aggregate number of shares of Common Stock issued pursuant to the 2026 Lincoln Park PA to exceed 19.99% of the shares of Common Stock outstanding immediately prior to the execution of the 2026 Lincoln Park PA, or 26,141,858 shares of Common Stock (the “Exchange Share Cap”), unless and until the Company obtains stockholder approval to issue shares of Common Stock in excess of the Exchange Share Cap in accordance with applicable NYSE American listing rules. In any event, the 2026 Lincoln Park PA specifically provides that the Company may not issue or sell any shares of its Common Stock under the 2026 Lincoln Park PA if such issuance or sale would breach any applicable NYSE American rules.

Lincoln Park has no right to require the Company to sell any shares of Common Stock to Lincoln Park, but Lincoln Park is obligated to make purchases as the Company directs, subject to certain conditions. In all instances, the Company may not sell shares of its Common Stock to Lincoln Park under the 2026 Lincoln Park PA if it would result in Lincoln Park beneficially owning more than 9.99% of its Common Stock. There are no upper limits on the price per share that Lincoln Park must pay for shares of Common Stock.

For a period defined in the 2026 Lincoln Park PA, the Company has agreed with Lincoln Park that, subject to certain limitations and exceptions set forth in the 2026 Lincoln Park PA, it will not effect or enter into an agreement to effect any “equity line of credit,” “at-the-market offering” or other continuous offering or similar offering with any third party, pursuant to which the Company or its subsidiaries may offer, issue or sell Common Stock or any securities exercisable, exchangeable or convertible into Common Stock at a future determined price, other than at-the-market offerings of Common Stock conducted exclusively through registered broker-dealers acting as the Company’s agents.

As consideration for its commitment to purchase shares of Common Stock under the 2026 Lincoln Park PA, the Company issued to Lincoln Park 600,000 shares of Common Stock and may issue to Lincoln Park up to an additional 1,400,000 shares of Common Stock (the “Additional Commitment Shares”) in connection with each purchase of Common Stock by Lincoln Park and in an amount of Additional Commitment Shares as calculated pursuant to the 2026 Lincoln Park PA.

The 2026 Lincoln Park PA and the 2026 Lincoln Park Registration Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. The Company has the right to terminate the 2026 Lincoln Park PA at any time after the Commencement Date, at no cost or penalty, upon one business day’s prior written notice. During any “suspension event” under the 2026 Lincoln Park PA, all of which are outside of Lincoln Park’s control, Lincoln Park does not have the right to terminate the 2026 Lincoln Park PA; however, the Company may not initiate any regular or other purchase of shares by Lincoln Park until such suspension event is cured. In addition, in the event of bankruptcy proceedings by or against the Company that is not discharged within 90 days, the 2026 Lincoln Park PA will automatically terminate.

Actual sales of shares of Common Stock to Lincoln Park will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. Lincoln Park has covenanted not to cause or engage in, in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s shares.

Inducement Plan Amendment and Inducement Award

On October 14, 2026, the Board, upon the recommendation of the Committee, approved an amendment to the Inducement Plan to increase the authorized number of shares of Common Stock available and reserved for issuance under the Inducement Plan by 1,500,000 shares, from 635,571 shares to 2,135,571 shares.

Also on October 14, 2026, the Committee approved an inducement award of 850,000 RSUs under the Inducement Plan in connection with the hiring of the Company’s General Manager of the Coosa Graphite Deposit, who commenced employment with the Company on October 26, 2026. The RSUs vest in two equal installments on the first and second anniversaries of the employment commencement date, subject to continued employment and the other terms and conditions of the award. The award has a grant date fair value of approximately $0.3 million. The related stock-based compensation cost is expected to be recognized over the requisite service period. After giving effect to the amendment and this award, 1,150,000 shares of Common Stock were available for future issuances under the Inducement Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial results and financial condition of Westwater for the three and nine months ended September 30, 2026, should be read in conjunction with the unaudited Interim Financial Statements and Notes thereto included herewith and the audited Consolidated Financial Statements as of and for the years ended December 31, 2025 and 2024, and the related notes thereto appearing elsewhere in our Annual Report, which were prepared in accordance with U.S. GAAP. There have not been any material changes to the critical accounting estimates discussed in the Company’s Annual Report, nor have any new critical accounting estimates arisen during the interim period. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements” herein.

INTRODUCTION

Westwater Resources, Inc., also known and doing business as Westwater Graphite, is an energy technology company focused on developing a vertically integrated battery-grade natural graphite business through its two primary projects, the Kellyton Graphite Plant and the Coosa Graphite Deposit, both located in Coosa County, Alabama. Once operational, Westwater expects the Kellyton Graphite Plant to process natural flake graphite and, based on current studies and estimates, produce 12,500 metric tons per year of CSPG in Phase I of the Kellyton Graphite Plant, primarily for use in lithium-ion batteries. Westwater also holds mineral rights to explore and potentially mine the Coosa Graphite Deposit, which Westwater anticipates will provide natural graphite flake concentrate to the Kellyton Graphite Plant.

SUMMARY OF RECENT DEVELOPMENTS

Coosa Graphite Deposit

Westwater has undertaken studies and submitted permit applications in support of potential mine development at its Coosa Graphite Deposit. The Company has retained a third-party permitting and engineering firm to support and manage these activities and is engaging with the U.S. Army Corps of Engineers (“USACE”), the Alabama Department of Environmental Management (“ADEM”), and other state and local authorities.

The Company commenced permitting activities during the fourth quarter of 2025. The Coosa Graphite Deposit subsequently received “covered project” designation under the FAST-41 Federal Permitting Program. FAST-41, enacted by Congress in 2015, is intended to improve the timeliness, predictability, and transparency of the federal permitting process through publicly available permitting schedules and formal coordination among applicable agencies. As of the date of this report, the FAST-41 dashboard reflects an estimated June 2027 completion date for environmental review and permitting. Permitting schedules and outcomes, however, remain subject to agency review and other uncertainties.

During the nine months ended September 30, 2026, the Company continued to advance federal and state permitting and related technical work, completed key environmental studies, and initiated preliminary mine-planning activities.

In June 2026, the Company submitted an individual permit application to USACE under Section 404 of the Clean Water Act. The public comment period has concluded, and USACE is reviewing the comments received as the application proceeds through the next phase of review. The Company also completed consultation under the Endangered Species Act ahead of the FAST-41 timetable following environmental fieldwork, habitat assessments, and coordination with the relevant agencies.

Environmental and cultural resource work supporting the permitting process is substantially complete. Cultural resource fieldwork, including work covering additional acreage associated with the planned tailings-disposal area, did not identify sites potentially eligible for inclusion in the National Register of Historic Places. The results were submitted to USACE. Wetland delineation and stream-assessment fieldwork and reporting are also complete, and the Company has submitted materials requested by USACE to support its determination of federal jurisdiction over wetlands and streams within the project area.

At the state level, the Company submitted a National Pollutant Discharge Elimination System permit application to ADEM during the first quarter of 2026. The application is currently undergoing technical review for determination of the site water effluent limits. In June 2026, the Company also submitted an application to ADEM for the state water-quality certification associated with the Section 404 permit. ADEM has accepted the application, which is proceeding through state review.

In parallel with its permitting activities, the Company initiated studies for the development and optimization of ore beneficiation processing, including an evaluation of the potential value of vanadium mineralization and its possible inclusion in the mine plan.

Subsequent to September 30, 2026, effective October 26, 2026, the Company appointed Dr. Anne Duncan as General Manager of the Coosa Graphite Deposit to lead its continued development. See Note 13, Subsequent Events, of the Interim Financial Statements for further details.

Kellyton Graphite Plant – Construction Update

During the nine months ended September 30, 2026, we continued to oversee detailed engineering and manufacturing progress related to long‑lead equipment ordered in the fourth quarter of 2025 and continued to actively coordinate with suppliers to support the production schedule and facilitate timely delivery to the Kellyton Graphite Plant. The Company placed orders for additional long-lead equipment during the third quarter, with initial shipments commencing subsequent to quarter end.

Westwater continued to operate its R&D Lab and its qualification line at the Kellyton Graphite Plant during the first nine months of the year. Both the R&D Lab and qualification line support ongoing product development and optimization with potential customers and provide in-house quality control testing capabilities.

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

Since the inception of the Kellyton Graphite Plant, and inclusive of liabilities as of September 30, 2026, the Company has incurred costs of approximately $136 million associated with Phase I. The Company continued Phase I construction activities at a measured pace during the first nine months of 2026. With additional financing raised during 2025 and 2026, the Company has ordered certain long-lead equipment items to further advance Phase I in 2026.

The Company maintains its cost estimate for Phase I of the Kellyton Graphite Plant of $245 million, of which approximately $109 million has not yet been incurred, this includes approximately $14.8 million related to contingency and potential cost escalation.  The contingency and escalation estimate was reduced during the second quarter of 2026 as we received updated pricing.

Financing Update

In June and August 2025, the Company entered into the Securities Purchase Agreements pursuant to which the Company issued and sold in registered direct offerings Convertible Notes in the aggregate principal amount of $10.0 million, which were convertible into shares of the Company’s Common Stock.  As discussed in Note 5, Convertible Notes, of the Interim Financial Statements, the Company voluntarily redeemed the entire outstanding Convertible Notes for approximately $2.4 million in cash in July of 2026.

During the nine months ended September 30, 2026, the Company continued to raise capital through its ATM Sales Agreement and sold 3.2 million shares of Common Stock for net proceeds of $2.5 million. Refer to Note 8, Stockholders’ Equity, of the Interim Financial Statements for further details. See Note 13, Subsequent Events, of the Interim Financial Statements for details on the 2026 Lincoln Park PA.

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

As we continue to secure additional financing to complete Phase I, we plan to manage expenditures in a prudent manner. There can be no assurance that we will obtain additional financing in amounts sufficient to meet our needs, or on terms acceptable to the Company, nor can there be assurance regarding the timing of any such financing.

Customer Engagement Update

During the nine months ended September 30, 2026, Westwater provided product samples for evaluation and qualification to prospective customers in the electric vehicle, battery energy storage systems (“BESS”) and defense-related battery markets.

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

RESULTS OF OPERATIONS

Summary

Consolidated net loss for the three months ended September 30, 2026, was $4.4 million, or $0.03 per share, as compared with $9.8 million, or $0.12 per share for the same three-month period in 2025. The decrease in our consolidated net loss was primarily due to less other expense related to changes in the fair values and conversion losses of the Convertible Notes, partially offset by costs associated with progressing the permitting of the Coosa Graphite Deposit and an increase in consulting and outside services.

Consolidated net loss for the nine months ended September 30, 2026, was $13.4 million, or $0.11 per share, as compared with $16.4 million, or $0.21 per share for the same nine-month period in 2025. The decrease in our consolidated net loss was primarily due to less other expense related to changes in the fair values and conversion losses of the Convertible Notes, partially offset by costs associated with progressing the permitting of the Coosa Graphite Deposit, an increase in stock-based compensation expenses, an increase in consulting and outside services, and greater product development costs.

Additional details regarding the drivers of these changes for the three and nine months ended September 30, 2026 are provided below.

Product Development Expenses

Product development expenses for the three months ended September 30, 2026, decreased approximately $0.1 million compared to the same three-month period in 2025. Costs for both periods related to continued product development and product optimization costs.

Product development expenses for the nine months ended September 30, 2026, increased approximately $0.3 million compared to the same nine-month period in 2025. The increase was primarily the result of $0.2 million of equipment maintenance and operational improvements to our qualification line and approximately $0.1 million related to the write-off of deferred contract costs associated with the previously announced termination of the Procurement Agreement. The deferred contract costs related to the aforementioned Procurement Agreement related primarily to qualification samples produced as part of the original contract.

Exploration Expenses

Exploration expenses for the three and nine months ended September 30, 2026 increased $0.2 million and $0.8 million, respectively, compared to the same three- and nine-month periods in 2025. The increases were primarily attributable to permitting-related activities undertaken during the first nine months of 2026 to advance the Coosa Graphite Deposit through the early stages of permitting. These activities included submitting permit applications to the USACE and the ADEM; completing environmental fieldwork, habitat assessments, and consultation under the Endangered Species Act; substantially completing cultural resource, wetland delineation, and stream-assessment work; and initiating ore beneficiation studies, including an evaluation of the potential value of vanadium mineralization and its possible inclusion in the mine plan.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2026, increased by $0.5 million, compared to the same three-month period in 2025. The increase was primarily driven by a $0.4 million increase in third-party services primarily related to the evaluation of government funding opportunities, investor relations, and legal services, as well as lower capitalization of internal payroll costs at the Kellyton Graphite Plant, as construction activities progressed at a more measured pace.

General and administrative expenses for the nine months ended September 30, 2026, increased by $2.2 million, compared to the same nine-month period in 2025. The increase was primarily driven by $0.7 million of higher stock‑based compensation expenses, resulting from larger and more broadly distributed RSU awards granted in May 2025 and May 2026 compared to prior years and higher employer payroll taxes on equity awards that vested in the first quarter of 2026, a $0.7 million increase in third-party services primarily related to the evaluation of government funding opportunities, investor relations, and legal services, a $0.3 million increase in office expenses primarily related to operating leases, maintenance of company assets, subscriptions, and training of employees in advance of operations, $0.2 million lower capitalization of internal payroll costs at the Kellyton Graphite Plant, as construction activities progressed at a more measured pace, and approximately $0.2 million related to the write-off of deferred contract costs associated with the previously announced termination of the Procurement Agreement.

Depreciation and Amortization

Depreciation and amortization for the three and nine months ended September 30, 2026, was $0.2 million and $0.6 million, respectively, and remained relatively flat, as compared to the same three- and nine-month periods in 2025.

Other Income (Expense), net

Other income (expense), net was other income of $0.2 million for the three months ended September 30, 2026, compared to other expense of $5.8 million for the same three-month period in 2025. The change from other expense, net in the prior year quarter to other income, net in the current year quarter was primarily driven by approximately $5.7 million lower net losses associated with the conversion, fair value adjustments, and extinguishment of the Convertible Notes, as well as approximately $0.2 million higher interest income primarily as a result of a larger average cash balance in the current quarter compared to the same three-month period in 2025.

Other income (expense), net was income of $0.2 million for the nine months ended September 30, 2026, compared to expense of $6.1 million for the same nine-month period in 2025. The change from other expense, net in the prior year nine-month period to other income, net in the current year nine-month period was primarily driven by approximately $5.3 million lower net losses on conversions, fair value adjustments, issuance costs, and extinguishment of the Convertible Notes, as well as approximately $0.9 million higher interest income primarily as a result of a larger average cash balance in the current nine-month period compared to the same nine-month period in 2025.

FINANCIAL POSITION

Operating Activities

Net cash used in operating activities of $8.6 million for the nine months ended September 30, 2026, represents an increase of $0.7 million compared to the same nine-month period in 2025. The increase was primarily due to $0.8 million of permitting activities at the Coosa Graphite Deposit.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026, was $8.1 million, an increase of $2.1 million as compared to the same nine-month period in 2025. For both periods, the investing activity represents construction capital expenditures as the Company continues a managed approach to construction activity while seeking financing to fund the remaining construction of Phase I of the Kellyton Graphite Plant. The cash used in investing for the prior year comparable period was slightly offset by cash received from sales of assets. See Note 3 Property, Plant and Equipment to the Interim Financial Statements for further details.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2026, was $2.6 million, compared to net cash provided by financing activities of $22.6 million for the same nine-month period in 2025. The increase in net cash used was primarily attributable to $10.9 million lower net proceeds from the sale of shares of Common Stock under the ATM Sales Agreement and the 2024 Lincoln Park PA during the nine months ended September 30, 2026 compared to the same nine-month period in 2025, the absence of $9.7 million of net cash proceeds received for the Convertible Notes issued in the second and third quarter of 2025, a $2.4 million cash payment during July 2026 to voluntarily redeem the entire outstanding Convertible Notes balance, and $2.4 million higher withholding taxes related to net share settlements of equity awards that vested in the first quarter of 2026 compared to the same period in 2025.

LIQUIDITY AND CAPITAL RESOURCES

The Company has not recorded revenue from its graphite operations, and as a result, Westwater’s primary sources of liquidity have been derived through proceeds from equity and debt financings. Westwater is subject to all of the risks associated with a development-stage company. Management expects to continue to incur cash losses to further advance the Coosa Graphite Deposit, to continue construction activity at the Kellyton Graphite Plant and for general and administrative expenses until operations commence at the Kellyton Graphite Plant. Operations at the Kellyton Graphite Plant are dependent on securing the additional funding needed to complete construction of Phase I of the Kellyton Graphite Plant.

During the nine months ended September 30, 2026, and through the date that these Interim Financial Statements were issued, the Company continued construction activities related to the Kellyton Graphite Plant. We are progressing construction activities at the Kellyton Graphite Plant at a measured level as we continue to secure additional funding to complete the project. The Company’s construction-related contracts include termination provisions at the Company’s election that do not obligate the Company to make payments beyond what is incurred by the third-party service provider, including purchases of long-lead equipment, through the date of such termination.

On September 30, 2026, the Company’s cash balance was approximately $29.2 million. During the nine months ended September 30, 2026, the Company sold 3.2 million shares of Common Stock for net proceeds of $2.5 million pursuant to the ATM Sales Agreement. As of September 30, 2026, the Company had approximately $69.5 million remaining available for future sales under the ATM Sales Agreement. See Note 8, Stockholders’ Equity to the Interim Financial Statements for further details regarding the Company’s equity financing agreements.

Management believes the Company’s current cash balance is sufficient to fund its working capital and planned non-discretionary capital expenditures beyond a year after the date that these Interim Financial Statements were issued. Refer to Note 2, Liquidity to the Interim Financial Statements for additional information.

While the Company has advanced its business plan and has been successful in the past raising funds through equity and debt financings, as well as through the sale of non-core assets, no assurance can be given that additional financing will be available in amounts sufficient to meet its needs, or on terms acceptable to the Company. Recent volatility in the equity and debt capital markets, higher interest rates, inflation, electric vehicle production and adoption rates, uncertain economic conditions and regulatory policy and enforcement, tariff policy and import/export restrictions, and unstable geopolitical conditions, could significantly impact the Company’s ability to access the necessary funding to advance its business plan. The Company’s ability to raise additional funds under the ATM Sales Agreement and the 2026 Lincoln Park PA may be limited by the Company’s market capitalization, share price and trading volume. See Note 13, Subsequent Events to the Interim Financial Statements for details on the 2026 Lincoln Park PA.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements that are, or may be considered to be, “forward-looking statements” within the meaning of Section 21E of the Exchange Act. These forward-looking statements are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995.

Forward-looking statements included in this report relate to matters that are not historical facts and reflect our current expectations or forecasts of future events. These include, without limitation, statements regarding the adequacy of funding, liquidity, access to capital, financing activities, the timing or occurrence of any future drilling or production from the Company’s properties, economic conditions, the strategic goals of the business, costs of any phase of development or operational line at the Kellyton Graphite Plant and estimated construction and commissioning timelines and completion dates, the start date for the mining of the Coosa Graphite Deposit, and the Company’s anticipated cash burn rate and capital requirements. Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” “target” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements.

Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

●	the spot price and long-term contract price of graphite (both flake graphite feedstock and purified graphite products) and vanadium, and the worldwide supply and demand of graphite and vanadium;
●	the effects, extent and timing of the entry of additional competition in the markets in which we operate;
●	our ability to obtain or maintain contracts or other agreements with customers;
●	available sources and transportation of graphite feedstock;
●	the ability to control costs and avoid cost and schedule overruns during the development, construction and operation of the Kellyton Graphite Plant;
●	the ability to construct and operate the Kellyton Graphite Plant in accordance with the requirements of permits and licenses and the requirements of tax credits and other incentives;
●	when operational, the ability to operate the Kellyton Graphite Plant at scale and in accordance with customer qualification specifications and requirements;
●	the effects of inflation, including labor shortages and supply chain disruptions;
●	rising interest rates and the associated impact on the availability and cost of financing sources;
●	our ability to obtain, close and fund additional financing, including government-supported loans or other sources of capital, on acceptable terms, within anticipated timeframes or at all;
●	uncertainty in debt and equity capital markets and the associated impact on the availability and cost of financing sources;
●	our ability to finance growth plans;
●	stock price volatility;
●	the availability and supply of equipment and materials needed to construct the Kellyton Graphite Plant;
●	changes in the U.S. administration or government regulation of the mining and manufacturing industries in the U.S.;
●	changes in legislation, regulations and economic conditions regarding tariffs, anti-dumping and countervailing duties, and the potential effect on the demand for our products or our cost or ability to produce or sell them;
●	the potential impact that foreign country tariffs may have on our construction costs or ability to (i) source and procure necessary raw materials for the manufacture and provision of our products and services; and (ii) sell and deliver our products to such foreign countries;
●	unanticipated geopolitical, geological, processing, regulatory and legal or other problems we may encounter, including government shutdowns;
●	the results of our exploration activities, and the possibility that future exploration results may be materially less promising than initial exploration results;

●	any graphite or vanadium discoveries not being in high enough concentration to make it economic to extract the minerals;
●	our ability to obtain and maintain rights of ownership or access to our mining properties;
●	currently pending or new litigation or arbitration; and
●	our ability to maintain and timely receive mining, manufacturing and other permits from regulatory agencies.

In addition, other factors are described in our Annual Report and the other reports we file with the SEC. Most of these factors are beyond our ability to predict or control. There can be no assurance that these statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. The forward-looking statements in this report are made as of the date of this filing, unless an earlier date is specified.  Except as required by applicable law, we assume no obligation to publicly update any forward-looking statements and forward-looking information, whether as a result of new information, future events or otherwise.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended September 30, 2026, that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Director and Officer Trading Arrangements

During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

2026 Lincoln Park Capital Committed Equity Financing

On November 10, 2026, the Company entered into the 2026 Lincoln Park PA and the 2026 Lincoln Park Registration Rights Agreement with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $50.0 million of the Company’s Common Stock, subject to the terms, conditions, and limitations set forth therein. The description of the 2026 Lincoln Park PA and the 2026 Lincoln Park Registration Rights Agreement in Note 13, Subsequent Events to the Interim Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Lincoln Park was previously a party to the 2024 Lincoln Park PA and the 2024 Lincoln Park Registration Rights Agreement, which are described in Note 8, Stockholders’ Equity to the Interim Financial Statements of this Form 10-Q. The 2024 Lincoln Park PA expired by its terms on November 1, 2026.

The net proceeds to the Company under the 2026 Lincoln Park PA will depend on the frequency and prices at which the Company sells shares of its Common Stock to Lincoln Park. The Company expects that any proceeds received by the Company from such sales to Lincoln Park will be used for working capital and general corporate purposes, which may include advancing the development of Phase I of the Kellyton Graphite Plant and our graphite business, and developing the Coosa Graphite Deposit.

The shares of Common Stock issued and to be issued to Lincoln Park under the 2026 Lincoln Park PA, including the 600,000 shares issued upon its execution, have been or will be issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D thereunder (“Regulation D”), based in part on Lincoln Park’s representation in the 2026 Lincoln Park PA that it is an “accredited investor” as defined in Rule 501(a)(3) of Regulation D.

This Form 10-Q shall not constitute an offer to sell or a solicitation of an offer to buy any shares of Common Stock, nor shall there be any sale of shares of Common Stock in any state or jurisdiction in which such an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or other jurisdiction.

The foregoing descriptions of the 2026 Lincoln Park PA and the 2026 Lincoln Park Registration Rights Agreement, including the description incorporated by reference herein, do not purport to be complete and are qualified in their entirety by reference to the full text of such agreements, copies of which are filed as Exhibits 10.2 and 10.3, respectively, to this Form 10-Q and are incorporated herein by reference. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements, and may be subject to limitations agreed upon by the contracting parties.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1*	Composite Restated Certificate of Incorporation of the Company, as amended through May 22, 2026.

3.2	Amended and Restated Bylaws of the Company, as amended March 18, 2024 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).

4.1*	Description of Securities.

10.1

Amendment to the Westwater Resources, Inc. 2022 Employment Inducement Incentive Award Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed July 2, 2026).

10.2*	Purchase Agreement, dated November 10, 2026, by and between the Company and Lincoln Park Capital Fund, LLC.

10.3*	Registration Rights Agreement, dated November 10, 2026, by and between the Company and Lincoln Park Capital Fund, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTWATER RESOURCES, INC.

Dated: November 12, 2026	By:	/s/ Frank Bakker
Frank Bakker
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2026	By:	/s/ Steven M. Cates
Steven M. Cates
Chief Financial Officer and Senior Vice President - Finance (Principal Financial Officer and Principal Accounting Officer)